Form 10QSB
period 2002-03-31
COFFEE EXCHANGE INC
filed 2002-05-15
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------   -----------------

Commission File Number: 333-74746


                            The Coffee Exchange, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                             33-0967974
--------                                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

         23 Corporate Plaza, Suite 180, Newport Beach, California 92663
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 720-7320
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2002, there were 6,671,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------











                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                        March 31,          December 31,
                                                                          2002                2001
                                                                    ----------------    --------------
                                                                       (Unaudited)
      ASSETS
           Cash and cash equivalents                                 $       16,740     $      36,050
                                                                    ================    ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
           Accounts payable and accrued expenses                     $        2,800     $       7,868
                                                                    ----------------    --------------
      STOCKHOLDERS' EQUITY
        Preferred stock, $0.001 par value;
          5,000,000 shares authorized, no
          shares issued and outstanding                                                             -
        Common stock, $0.001 par value;
          50,000,000 shares authorized,
          6,671,000 shares issued and outstanding                             6,671             6,671
        Additional paid-in capital                                           40,029            40,029
        Deficit accumulated during
          the development stage                                             (32,760)          (18,518)
                                                                    ----------------    --------------
           Total stockholders' equity                                        13,940            28,182
                                                                    ----------------    --------------
           Total liabilities and stockholders' equity                $       16,740     $      36,050
                                                                    ================    ==============













The accompanying notes are an integral part of these financial statements.

                      THE COFFEE EXCHANGE, INC.
                    (A Development Stage Company)
                       STATEMENT OF OPERATIONS
                             (UNAUDITED)


                                                                   January 1,       March 5, 2001         March 5, 2001
                                                                     2002 to        (Inception) to       (Inception) to
                                                                    March 31,         March 31,             March 31,
                                                                      2002               2001                 2002
                                                               ------------------  ------------------  ------------------

Revenue                                                        $               -   $               -    $              -

General and administrative expenses                                       14,242               5,650              32,760
                                                               ------------------  ------------------  ------------------

Loss from operations before provision for income taxes                   (14,242)             (5,650)            (32,760)

Provision for income taxes                                                     -                   -                   -
                                                               ------------------  ------------------  ------------------
Net loss                                                       $         (14,242)  $          (5,650)  $         (32,760)
                                                               ==================  ==================  ==================
Net loss per share - basic and diluted                         $               -   $               -   $               -
                                                               ==================  ==================  ==================
Weighted average number of common shares
 outstanding                                                           6,671,000           5,650,000           6,671,000
                                                               ==================  ==================  ==================












The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                      Deficit
                                                                                                    Accumulated
                                                          Common Stock              Additional      During the
                                                ---------------------------------     Paid-In       Development
                                                   Shares            Amount          Capital           Stage            Total
                                                --------------  ----------------- -------------- ------------------ --------------
Balance, March 5, 2001                                      -   $              -  $           -  $              -   $           -

Issuance of founder shares for services
  - March 2001                                      5,650,000              5,650              -                 -           5,650

Sale of shares for cash at $0.05 per share
  - June through December 2001, net of costs        1,021,000              1,021         40,029                 -          41,050

Net loss                                                    -                  -              -           (18,518)        (18,518)
                                                --------------  ----------------- -------------- ------------------ --------------
Balance, December 31, 2001                          6,671,000              6,671         40,029           (18,518)        (28,182)

Net loss, (unaudited)                                       -                  -              -           (14,242)        (14,242)
                                                --------------  ----------------- -------------- ------------------ --------------
Balance, March 31, 2002 (unaudited)                 6,671,000   $          6,671  $      40,029  $        (32,760)  $     (13,940)
                                                ==============  ================= ============== ================== ==============










The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            January 1, 2002  March 5, 2001     March 5, 2001
                                                                              to March 31,   (Inception) to   (Inception) to
                                                                                 2002        March 31, 2001    March 31, 2002
                                                                            ---------------   --------------   -------------
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                          $      (14,242)   $      (5,650)   $    (32,760)
          Stock issued for services                                                      -            5,650           5,650
          (Decrease) increase in accounts payable and accrued expenses              (5,068)               -           2,800
                                                                            ---------------   --------------   -------------
     NET CASH USED IN OPERATING ACTIVITIES                                         (19,310)               -         (24,310)
                                                                            ---------------   --------------   -------------
     CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock                                                           -                -          51,050
          Cost associated with the sale of common stock                                  -                -         (10,000)
                                                                            ---------------   --------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           -                -          41,050
                                                                            ---------------   --------------   -------------
     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                   (19,310)               -
                                                                                                                     16,740
     CASH AND CASH EQUIVALENTS - beginning of period                                36,050                                -
                                                                            ---------------   --------------   -------------
     CASH AND CASH EQUIVALENTS - end of period                              $       16,740    $           -    $     16,740
                                                                            ===============   ==============   =============

     SUPPLEMENTAL INFORMATION:
         During the period March 5, 1991 to March 31, 2002, the Company paid no cash for interest or income taxes.

     NON-CASH FINANCIAL ACTIVITY:
         The Company issued 5,650,000 shares of common stock for services valued at $5,650.








The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002



   NOTE 1 -    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

               Nature of Operations
               --------------------
               The Coffee Exchange, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Delaware on March 5, 2001.

               Interim Financial Information
               -----------------------------
               The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10KSB for the period ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year ended December 31, 2002.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a development stage business that has generated only minimal revenues to date. We were incorporated in March 2001. We plan to develop Internet cafes in Orange County, California, and surrounding areas, featuring Internet and e-mail availability for patrons, along with coffee, pastries and related items. Our objective is to develop cafes that will provide a unique forum for communication and entertainment through the medium of the Internet. We intend to meet what we believe is an increasing demand for access to the methods of communication and abundant information now available on the Internet. We hope to be able to provide access to the Internet cost-effectively and at an affordable price in the social and casual atmosphere of a cafe.

For the period ending March 31, 2002.
-------------------------------------

Liquidity and Capital Resources. We had cash of $16,740 as of March 31, 2002, which also represented our total current assets. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets at March 31, 2002, were $16,740. As of March 31, 2002, our total liabilities were approximately $2,800, all of which was represented by accounts payable and accrued expenses. We had no other long term commitments or contingencies as of March 31, 2002.

Results of Operations.

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our first Internet cafe. We are currently looking for a suitable location in Orange County, California. We do not anticipate that we will begin earning revenues until at least the third quarter of 2002.

Operating Expenses. For the period ending March 31, 2002, our total operating expenses were $14,242, which were represented solely by general and administrative expenses. Therefore, for the period ending March 31, 2002, we experienced a net loss of $14,242.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must locate a suitable location for our planned Internet cafe, market our products and services and develop our brand image. We believe that we will be able to generate revenues during the year 2002. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

We are in the process of locating a suitable location for our initial Internet cafe. We anticipate that we will need to renovate and remodel the location to suit our needs. Our initial retail location will be designed to provide full access to e-mail, the Internet, FTP, Usenet and other Internet applications such as Telnet and Gopher. We intend to install computer terminals. We also plan to install coffee brewing equipment, including an espresso machine and an automatic coffee grinder, and other additional related equipment. We will also attempt to enter into arrangements which will allow us to offer pastries and other related products. It is likely that we will need to raise additional capital within the next 6 months to partially finance our initial Internet cafe. However, we do believe that we have sufficient cash resources to fund most of our initial development plans. There is no guaranty that we will be able to arrange for financing. We may raise the necessary funds through equity financings or through loans from banks or other lending institutions. We may not be able to arrange for loans on favorable terms. As soon as we are able to secure a location for our first Internet cafe, we will begin interviewing staff. We anticipate we will hire a location manager as well as sufficient employees to serve coffee and service the customers. We also anticipate we will hire an individual to set up and maintain our planned computer systems. We anticipate that we will use third parties to complete the development of our initial retail location.

Our plan of operation is materially dependent on our ability to raise additional working capital. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will be approximately $1,000 per month until and unless we secure our first location. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

We expect to secure the location of our initial cafe by the end of the third quarter of 2002. We anticipate that we will need to renovate the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete renovation depending on the condition of the location. However, it is difficult to predict the exact renovation timetable as the degree of renovations depends on the condition of the property. As such, we believe that our first cafe will be operational by the end of the third quarter of 2002 barring any unforeseen difficulties and assuming we can arrange for sufficient financing. Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

         o Renovation and remodeling including the cost of purchasing and installing coffee brewing and related equipment--Expenses for renovation and remodeling will depend primarily on the condition of the location. However, we anticipate that we will be required to expend approximately $75,000 to renovate and remodel our initial site, including the purchase and installation of coffee brewing and related equipment.

         o Cost of computers--At this time, we do not plan to purchase printers, scanners or related equipment. We initially plan to only offer computer terminals for Internet access. We anticipate that we will initially purchase 6 computers at a cost of $900 for a total cost of $5,400.

         o Cost of six months working capital--We anticipate that our approximate working capital for the six months following the establishment of our first cafe will consist of the following: $30,205 for direct cost of sales, including purchasing coffee, baked items, email membership and Internet fees; $42,000 for payroll costs, which includes 6 part time employees and one manager; and $22,500 for rent on a 1,500 square foot location at $2.50 per square foot.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           The Coffee Exchange, Inc.,
                                           a Delaware corporation



May 15, 2002                      By:      /s/ George Sines
                                           -----------------------------------
                                           George Sines
                                  Its:     President, Treasurer, Director