Form 10QSB
period 2002-06-30
COFFEE EXCHANGE INC
filed 2002-08-13
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
             For the transition period from                  to
                                           ------------------ -----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 12, 2002, there were 6,671,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------








                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                               June 30,              December 31,
                                                                 2002                    2001
                                                         ---------------------    -------------------
                                                              (Unaudited)

      ASSETS
           Cash and cash equivalents                     $             11,504     $           36,050
                                                         =====================    ===================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
           Accounts payable and accrued expenses         $              2,808     $            7,868
                                                         ---------------------    -------------------


      STOCKHOLDERS' EQUITY
        Preferred stock, $0.001 par value;
          5,000,000 shares authorized, no
          shares issued and outstanding                                                            -
        Common stock, $0.001 par value;
          50,000,000 shares authorized,
          6,671,000 shares issued and outstanding                       6,671                  6,671
        Additional paid-in capital                                     40,029                 40,029
        Deficit accumulated during
          the development stage                                       (38,004)               (18,518)
                                                         ---------------------    -------------------
           Total stockholders' equity                                   8,696                 28,182
                                                         ---------------------    -------------------

           Total liabilities and stockholders' equity    $             11,504     $           36,050
                                                         =====================    ===================












   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                      March 5,
                                                Three Months Ended                  Six Months Ended                   2001
                                                     June 30,                           June 30,                  (Inception) to
                                         ---------------------------------  ---------------------------------        June 30,
                                               2002              2001             2002              2001               2002
                                         ---------------   ---------------  ---------------   ---------------  -------------------
Revenue                                  $            -    $            -   $            -    $            -   $                -

General and administrative expenses               5,244                 -           19,486             5,650               38,004
                                         ---------------   ---------------  ---------------   ---------------  -------------------

Loss from operations before provision
  for income taxes                               (5,244)                -          (19,486)           (5,650)             (38,004)

Provision for income taxes                            -                 -                -                 -                    -
                                         ---------------   ---------------  ---------------   ---------------  -------------------

Net loss                                 $       (5,244)  $             -   $      (19,486)   $       (5,650)  $          (38,004)
                                         ===============   ===============  ===============   ===============  ===================

Net loss per share - basic and diluted   $            -    $            -   $            -    $            -   $            (0.01)
                                         ===============   ===============  ===============   ===============  ===================

Weighted average number of common
  shares outstanding                          6,671,000         5,717,000        6,671,000         5,700,250            6,671,000
                                         ===============   ===============  ===============   ===============  ===================













The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                                     Deficit
                                                                                                   Accumulated
                                                         Common Stock              Additional      During the
                                               ---------------------------------    Paid-In        Development
                                                  Shares            Amount          Capital           Stage            Total
                                               --------------  ----------------- -------------- ------------------ --------------
Balance, March 5, 2001                                     -   $              -  $           -  $               -  $           -

Issuance of founder shares for services
  - March 2001                                     5,650,000              5,650              -                  -          5,650

Sale of shares for cash at $0.05 per share
  - June through December 2001, net of costs       1,021,000              1,021         40,029                  -         41,050

Net loss                                                   -                  -              -            (18,518)       (18,518)
                                               --------------  ----------------- -------------- ------------------ --------------

Balance, December 31, 2001                         6,671,000              6,671         40,029            (18,518)        28,182)

Net loss (unaudited)                                       -                  -              -            (19,486)       (19,486)
                                               --------------  ----------------- -------------- ------------------ --------------

Balance, June 30, 2002 (unaudited)                 6,671,000   $          6,671  $      40,029  $         (38,004) $       8,696
                                               ==============  ================= ============== ================== ==============

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                    January 1, 2002        March 5, 2001         March 5, 2001
                                                                          to              (Inception) to        (Inception) to
                                                                     June 30, 2002         June 30, 2001         June 30, 2002
                                                                   ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $         (19,486)    $          (5,650)          $   (38,004)
     Stock issued for services                                                     -                 5,650                 5,650
     (Decrease) increase in accounts payable and accrued expenses             (5,060)                    -                 2,808
                                                                   ------------------    ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                        (24,546)                    -                (29,546)
                                                                   ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                          -                20,100                51,050
     Cost associated with the sale of common stock                                 -                     -               (10,000)
                                                                   ------------------    ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          -                20,100                41,050
                                                                   ------------------    ------------------    ------------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                (24,546)               20,100               11,504

CASH AND CASH EQUIVALENTS - beginning of period                               36,050                     -                     -
                                                                   ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS - end of period                          $          11,504     $          20,100     $          11,504
                                                                   ==================    ==================    ==================


SUPPLEMENTAL INFORMATION:
     During the period March 5, 1991 to June 30, 2002, the Company paid no cash for interest or income taxes.

NON-CASH FINANCIAL ACTIVITY:
     The Company issued 5,650,000 shares of common stock for services valued at $5,650.












The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



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

         Interim Financial Information
         -----------------------------
         The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10KSB for the period ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year ended December 31, 2002.








The accompanying notes are an integral part of these financial statements.

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

For the three month period ending June 30, 2002, compared to the same period ending June 30, 2001.
----------------------------------------------------------------------------

Liquidity and Capital Resources. We had cash of $11,504 as of June 30, 2002, which also represented our total current assets. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets at June 30, 2002, were also $11,504. As of June 30, 2002, our total liabilities were approximately $2,808, all of which was represented by accounts payable and accrued expenses. We had no other long term commitments or contingencies as of June 30, 2002.

Results of Operations.

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our first Internet cafe. We are currently looking for a suitable location in Orange County, California. We do not anticipate that we will begin earning revenues until at least the fourth quarter of 2002.

Operating Expenses. For the three month period ending June 30, 2002, our total operating expenses were $5,244, which were represented solely by general and administrative expenses. Therefore, for the period ending June 30, 2002, we experienced a net loss of $5,244. This is in comparison to the three month period ending June 30, 2001, where our total operating expenses were $5,650, and our net loss was also $5,650. As of June 30, 2002, our net losses since inception are $38,004.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must locate a suitable location for our planned Internet cafe, market our products and services and develop our brand image. We believe that we will begin to be able to generate revenues by the early part of the year 2003. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

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

We expect to secure the location of our initial cafe by the end of the fourth quarter of 2002. We anticipate that we will need to renovate the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete renovation depending on the condition of the location. However, it is difficult to predict the exact renovation timetable as the degree of renovations depends on the condition of the property. As such, we believe that our first cafe will be operational by the end of the second quarter of 2003 barring any unforeseen difficulties and assuming we can arrange for sufficient financing. Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

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

                                              The Coffee Exchange, Inc.,
                                              a Delaware corporation



August 12, 2002                        By:    /s/ George Sines
                                              ------------------------------
                                              George Sines
                                        Its:  President, Treasurer, Director

                                 CERTIFICATIONS

I, George Sines, certify that:

1.       I have read this quarterly report on Form 10-QSB of The Coffee
         Exchange, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 12, 2002                               /s/ George Sines
                                                    ---------------------------
                                                    George Sines
                                                    Chief Executive Officer and
                                                    Chief Financial Officer