Form 10QSB
period 2002-09-30
COFFEE EXCHANGE INC
filed 2002-11-14
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------

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

              23 Corporate Plaza, Suite 180, Newport Beach, California 92660
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (949) 720-7320
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 12, 2002, there were 6,671,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                           September 30,            December 31,
                                                                2002                    2001
                                                        ---------------------    -------------------
                                                            (Unaudited)
      ASSETS
           Cash and cash equivalents                    $              9,446     $           36,050
                                                        =====================    ===================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
           Accounts payable and accrued expenses        $                750     $            7,868
                                                        ---------------------    -------------------


      STOCKHOLDERS' EQUITY
        Preferred stock, $0.001 par value;
          5,000,000 shares authorized, no
          shares issued and outstanding                                    -                      -
        Common stock, $0.001 par value;
          50,000,000 shares authorized,
          6,671,000 shares issued and outstanding                      6,671                  6,671
        Additional paid-in capital                                    40,029                 40,029
        Deficit accumulated during
          the development stage                                      (38,004)               (18,518)
                                                        ---------------------    -------------------
           Total stockholders' equity                                  8,696                 28,182
                                                        ---------------------    -------------------

           Total liabilities and stockholders' equity   $              9,446     $           36,050
                                                        =====================    ===================








   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    March 5,
                                              Three Months Ended                 Nine Months Ended                   2001
                                                September 30,                      September 30,                (Inception) to
                                       ---------------------------------  ---------------------------------      September 30,
                                             2002              2001             2002              2001               2002
                                       ---------------   ---------------  ---------------   ---------------  --------------------

Revenue                                $            -    $            -   $            -    $            -   $                 -

General and administrative expenses                 -                 -           19,486             5,650                 38,004
                                       ---------------   ---------------  ---------------   ---------------  --------------------

Loss from operations before provision
  for income taxes                                  -                 -          (19,486)           (5,650)              (38,004)

Provision for income taxes                          -                 -                -                 -                     -
                                       ---------------   ---------------  ---------------   ---------------  --------------------

Net loss                               $            -    $            -   $      (19,486 )  $            -   $           (38,004)
                                       ===============   ===============  ===============   ===============  ====================

Net loss per share - basic and diluted $            -    $            -   $            -    $            -   $             (0.01)
                                       ===============   ===============  ===============   ===============  ====================

Weighted average number of common
  shares outstanding                        6,671,000         6,671,000        6,671,000         6,138,000             6,324,748
                                       ===============   ===============  ===============   ===============  ====================






The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                                      Deficit
                                                                                                    Accumulated
                                                          Common Stock              Additional       During the
                                                ---------------------------------    Paid-In        Development
                                                   Shares            Amount          Capital           Stage            Total
                                                --------------  ----------------- -------------- ------------------ --------------
Balance, March 5, 2001                                                         $  $           -   $              $
                                                            -                                                    -              -
                                                                               -

Issuance of founder shares for services
  - March 2001                                      5,650,000                                 -
                                                                           5,650                                 -          5,650

Sale of shares for cash at $0.05 per share
  - June through December 2001, net of costs        1,021,000              1,021         40,029                  -         41,050

Net loss                                                    -                  -              -            (18,518        (18,518)
                                                --------------  ----------------- -------------- ------------------ --------------

Balance, December 31, 2001                          6,671,000              6,671         40,029            (18,518         28,182

Net loss (unaudited)                                        -                  -              -            (19,486        (19,486)
                                                --------------  ----------------- -------------- ------------------ --------------

Balance, September 30, 2002 (unaudited)         $   6,671,000   $          6,671  $      40,029  $         (38,004  $       8,696
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

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                       January 1, 2002        March 5, 2001         March 5, 2001
                                                             to              (Inception) to        (Inception) to
                                                        September 30,         September 30,         September 30,
                                                            2002                  2001                  2002
                                                      ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                         $         (19,486)    $          (5,650)    $         (41,312)
     Stock issued for services                                        -                 5,650                 5,650
     (Decrease) increase in accounts payable and
     accrued expenses                                            (7,118)                    -                 4,058
                                                      ------------------    ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                           (26,604)                    -               (31,604)
                                                      ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                             -                20,100                51,050
     Cost associated with the sale of common stock                    -                     -               (10,000)
                                                      ------------------    ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             -                20,100                41,050
                                                      ------------------    ------------------    ------------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                   (26,604)               20,100                 9,446

CASH AND CASH EQUIVALENTS - beginning of period                  36,050                     -                     -
                                                      ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS - end of period             $           9,446     $          20,100     $           9,446
                                                      ==================    ==================    ==================

SUPPLEMENTAL INFORMATION:
     During the period March 5, 1991 to September 30, 2002, the Company paid no cash for interest or income taxes.

NON-CASH FINANCIAL ACTIVITY:
     The Company issued 5,650,000 shares of common stock for services valued at $5,650.










The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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

Interim Financial Information
-----------------------------
The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10KSB for the period ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year ended December 31, 2002.

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

For the nine month period ending September 30, 2002, compared to the period from
--------------------------------------------------------------------------------
our inception on March 5, 2001 to September 30, 2001.
-----------------------------------------------------

Liquidity and Capital Resources. We had cash of $9,446 as of September 30, 2002, which also represented our total current assets. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets at September 30, 2002, were also $9,446. As of September 30, 2002, our total liabilities were approximately $750, all of which was represented by accounts payable and accrued expenses. We had no other long term commitments or contingencies as of September 30, 2002.

Results of Operations.

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our first Internet cafe. We are currently looking for a suitable location in Orange County, California. We do not anticipate that we will begin earning revenues until the fourth quarter of 2002 at the earliest.

Operating Expenses. For the nine month period ending September 30, 2002, our total operating expenses were $19,486, which were represented solely by general and administrative expenses. Therefore, for the period ending September 30, 2002, we experienced a net loss of $19,486. This is in comparison to the period from our inception on March 5, 2001 to September 30, 2001, where our total operating expenses were $5,650, and our net loss was also $5,650. As of September 30, 2002, our net losses since our inception on March 5, 2001 were $38,004.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must locate a suitable location for our planned Internet cafe, market our products and services and develop our brand image. We believe that we will begin to be able to generate revenues by the latter part of the year 2003. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

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

We expect to secure the location of our initial cafe by the end of the second quarter of 2003. We anticipate that we will need to renovate the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete renovation depending on the condition of the location. However, it is difficult to predict the exact renovation timetable as the degree of renovations depends on the condition of the property. As such, we believe that our first cafe will be operational by the end of the fourth quarter of 2003 barring any unforeseen difficulties and assuming we can arrange for sufficient financing. Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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

                                      The Coffee Exchange, Inc.,
                                      a Delaware corporation



November 12, 2002           By:       /s/ George Sines
                                     -----------------------------------
                                     George Sines
                            Its:     President, Treasurer, Director

                                 CERTIFICATIONS


CERTIFICATIONS
--------------
I, George Sines, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Coffee Exchange, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ George Sines
----------------------
George Sines
Chief Executive Officer and Chief Financial Officer