Form 10KSB
period 2002-12-31
COFFEE EXCHANGE INC
filed 2003-04-14
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2002
                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  -----------

Commission File Number: 000-50228

                            The Coffee Exchange, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              33-0967974
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Corporate Plaza, Suite 180, Newport Beach, California 92660            92660
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  949.720.7230
                                  ------------
              (Registrant's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered:
-------------------------------       ------------------------------------------

           None                                        None
           ----                                        ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 14, 2003, approximately $51,050.

As of April 14, 2003, there were 6,671,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                      [ ]   Yes        [X]   No

                                     PART I

Item 1. Description of Business.

Our Background. We were incorporated in Delaware on March 5, 2001.

Our Business. We plan to develop Internet cafes in Orange County, California, and surrounding areas, featuring Internet and e-mail availability for patrons, along with coffee, pastries and related items. Our objective is to develop cafes that will provide a unique forum for communication and entertainment using the current popularity of the Internet coupled with the widespread popularity of coffee and related products. We intend to meet what we believe is an increasing demand for access to the Internet at an affordable price in a social and casual cafe-like atmosphere. Our primary objectives are:

     o to provide our clientele with a unique, upscale, innovative environment which we hope will differentiate our establishment from local cafes;
     o    educate our patrons on what the Internet has to offer;
     o the formation of an environment that will bring people with diverse interests and backgrounds together in a common forum where they can enjoy the Internet while enjoying coffee and pastries;
     o    offer good coffee and bakery items at reasonable prices; and,
     o provide affordable access and high-speed service to the Internet and other online services.

The retail coffee industry in Orange County, California, and its surrounding areas experienced growth at the beginning of the decade and is now moving into the mature stage of its life cycle. We believe that many factors contribute to the demand for good quality coffee in Orange County, California, including, but not limited to, the ocean climate is extremely conducive to coffee consumption, the fast pace of life in Orange County, and current trends reflecting the popularity of fresh, strong, quality coffee and specialty drinks.

We believe that the popularity of the Internet is growing. We hope to provide an environment where those familiar with the Internet as well as those who have not yet experienced the Internet can access the Internet in a convenient, relaxed atmosphere where they can feel comfortable learning about and utilizing current technology. We seek to provide our customers with affordable Internet access in an innovative and supportive environment where they will be able to enjoy a cup of coffee and pastry while surfing the Internet.

Due to intense competition, we believe that it is no longer good enough just to open a cafe. We believe that cafe owners must look for ways to differentiate their cafe from others in order to achieve and maintain a competitive advantage. We recognize this need for differentiation and strongly believe that combining a cafe with complete Internet service is a recipe for success. The fact that there are no cyber-cafes currently established in Newport Beach, California, presents us with an opportunity to enter into a profitable niche in the cafe market.

Our Services. We will strive to provide our customers with full access to the Internet. We also anticipate installing popular software on our computers as well as providing our customers with various services, including:

     o    access to external e-mail accounts;
     o an option to sign up for a Coffee Exchange e-mail account which will be managed by our servers and will be accessible from outside computer systems;
     o    access to popular Internet utilities;
     o    access to Netscape or Internet Explorer browser;
     o    access to laser and color printing; and
     o access to popular software applications like Adobe Photoshop and Microsoft Word.

We hope to provide our customers with access to introductory Internet and e-mail classes. We anticipate that such classes will be held in the afternoon and late in the evening. By providing these classes, we hope to build a client base familiar with our services while providing community education to customers that may not otherwise have access to the Internet. Coupled with high-quality coffee, specialty drinks, soup and bakery goods, we hope to provide our customers with a comfortable environment: a home away from home and a place where our customers can enjoy the benefits of computer access in a comfortable, inviting environment.

Our Business Strategy. If the popularity of the Internet continues to grow, we believe that easy and affordable access will become more and more important. We will seek to provide Orange County, California, and its surrounding communities with the ability to access the Internet, enjoy a cup of coffee, and share Internet experiences in a comfortable environment. We believe that people of all ages and backgrounds will come to enjoy the unique, upscale, educational, and innovative environment we plan to provide to our customers.

We believe that because of intense competition, cafe owners must constantly look for ways to differentiate their place of business from others if cafe owners hope to achieve and maintain a competitive advantage. We realize the need to differentiate ourselves from existing coffee shops in the Orange County area and believe that combining a cafe with complete Internet service is the key to success. We believe that there are currently no cyber-cafes in Orange County, California; as such, we believe that Orange County, California presents an exciting business opportunity for our planned Internet cafes.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of individuals and businesses in Orange County, California. We anticipate that we will market and promote our cafes locally as we will strive to establish a "community" atmosphere. We anticipate that our marketing initiatives will include:

     o utilizing direct response print advertisements placed primarily in local print mediums such as magazines and newspapers;
     o advertising by television on local cable channels, radio, banners, affiliated marketing and direct mail in the Orange County, California area; and,
     o word of mouth advertising which we believe will grow as we create customer loyalty.

Growth Strategy. We plan to open our initial Internet cafe in the Orange County, California area. However, our ultimate goal is to expand our efforts in areas outside Orange County, California. We believe that we will be able to generate the necessary revenue to expand only if we are able to provide high quality customer service coupled with high-speed and inexpensive Internet access. We will promote ourselves as a fun, friendly and comfortable way to enjoy a cup of coffee while visiting the Internet. We intend to stimulate our growth in the Orange County community through forming alliances with leading local vendors. We also hope to establish long-term customers. If we are successful in Orange County, California, then we will expand into other markets. However, in order to expand into other markets, we will need to raise additional funds either through equity financings or loans. There is no guaranty that we will be able to arrange for such financings or obtain loans with favorable terms. If we are unable to raise additional funds either through equity financings, loans or revenue production, we will likely be unable to expand our operations beyond the Orange County area.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

     o    these agreements will not be breached;
     o    we would have adequate remedies for any breach; or
     o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We do not own any Internet domain names. Under current domain name registration practices, no one can obtain a domain name identical to a previously registered domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Government Regulation. Each food service location we establish will be subject to licensing and reporting requirements by numerous governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire and safety departments. Difficulties in obtaining or failure to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given retail location. Any problems that we may encounter in renewing such licenses in one jurisdiction, may adversely affect our licensing status on a federal, state or local level in other relevant jurisdictions.

Additionally, online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of the Internet access aspect of our business. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States and abroad.

Our Research and Development. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

Employees. As of April 14, 2003, we had two employees. We do not currently anticipate that we will hire any employees in the next six months, unless we complete our business development and earn sufficient revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Facilities. Our executive, administrative and operating offices are located at 23 Corporate Plaza, Suite 180, Newport Beach, California 92660.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

       ================================== =========================
                   Property                  December 31, 2002
       ---------------------------------- -------------------------
                     Cash                          $9,401
       ================================== =========================

Our facilities. Our executive, administrative and operating offices are located at 23 Corporate Plaza, Suite 180, Newport Beach, California 92660. Robert Younker, one of our shareholders, provides our facilities at no charge and Mr. Younker does not expect to be paid or reimbursed for providing office facilities. We believe that our current offices are sufficient to meet our current and future needs.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We participate in the Pink Sheets, an electronic quotation medium for securities traded outside the Nasdaq Stock Market and the Over the Counter Bulletin Board, under the trading symbol CFXG. Shares of our stock have not traded on this market. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

In March 2002, our registration statement on Form SB-2 to register 1,346,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty seven. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 67,710 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

For the year ended  December 31, 2002.
--------------------------------------

Liquidity and Capital Resources. Our total assets were approximately $9,401 as of December 31, 2002, which consisted entirely of cash.

Our current liabilities were $6,245 as of December 31, 2002, all of which was represented by accounts payable. We had no other liabilities and no long term commitments or contingencies as of December 31, 2002.

On March 27, 2003, we entered into an agreement with Laguna Capital Group, LLC, a California limited liability company, ("Laguna") to provide us with funds which will assist us in realizing our business objectives. We issued a convertible debenture to Laguna for $100,000 at 8% annual interest. That amount can be converted into shares of our common stock at the market price if a market for our stock develops and if the principal remains unpaid on March 27, 2004, the maturity date of the convertible debenture.

Results of Operations.

Revenue. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our first Internet cafe. We are currently looking for a suitable location in Orange County, California.

Operating Expenses. For the year ending December 31, 2002, our total operating expenses were $25,026, which were represented solely by general and administrative expenses. Therefore, for the year ending December 31, 2002, we experienced a net loss of $25,026. This is in comparison to the period from our inception on March 5, 2001 through December 31, 2001, where our total operating expenses were $18,518, and our net loss was also $18,518. The increase in our operating expenses was due to the fact that we experienced a complete fiscal year as of December 31,2002, whereas for the period ending December 31, 2001, we had existed only since our inception of March 5, 2001. As of December 31, 2002, our net losses since inception were $43,544.

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

Our plan of operation is materially dependent on our ability to raise additional working capital. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will be approximately $1,000 per month until and unless we secure our first location. On March 27, 2003, we entered into an agreement with Laguna Capital Group, LLC, a California limited liability company, ("Laguna") to provide us with funds which will assist us in realizing our business objectives. We issued a convertible debenture to Laguna for $100,000 at 8% annual interest. That amount can be converted into shares of our common stock at the market price if a market for our stock develops and if the principal remains unpaid on March 27, 2004, the maturity date of the convertible debenture. Additionally, we believe that our expenses will significantly increase once we begin renovating and developing our first location. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

We expect to secure the location of our initial cafe by the end of the fourth quarter of 2003. We anticipate that we will need to renovate the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete renovation depending on the condition of the location. However, it is difficult to predict the exact renovation timetable as the degree of renovations depends on the condition of the property. As such, we believe that our first cafe will be operational by the end of the second quarter of 2004 barring any unforeseen difficulties and assuming we can arrange for sufficient financing. Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

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

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001

                                    CONTENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report                                               11

Financial Statements:
  Balance Sheets                                                           12
  Statements of Operations                                                 13
  Statement of Stockholders' Equity                                        14
  Statements of Cash Flows                                                 15
  Notes to Financial Statements                                          16-22

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The Coffee Exchange, Inc.
Newport Beach, California


We have audited the accompanying balance sheets of The Coffee Exchange, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and the periods from March 5, 2001 (inception) to December 31, 2002 and 2001. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Coffee Exchange, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the year ended December 31, 2002 and the periods from March 5, 2001 to December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 10, 2003

                             THE COFFEE EXCHANGE, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                   BALANCE SHEETS



                                       ASSETS

                                                                         December 31,         December 31,
                                                                             2002                 2001
                                                                      ------------------  -------------------
Current assets -
    cash and cash equivalents                                         $           9,401   $           36,050
                                                                      ==================  ===================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    accounts payable and accrued expenses                             $           6,245   $            7,868
                                                                      ------------------  -------------------

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
       no shares issued or outstanding, respectively                                  -                    -
    Common stock, $0.001 par value, 50,000,000 shares authorized,
       6,671,000 issued and outstanding                                           6,671                6,671
    Additional paid-in capital                                                   40,029               40,029
    Deficit accumulated during development stage                                (43,544)             (18,518)
                                                                      ------------------  -------------------

          Total stockholders' equity                                              3,156               28,182
                                                                      ------------------  -------------------

                                                                      $           9,401   $           36,050
                                                                      ==================  ===================






The accompanying notes are an integtral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                              For the                     For the
                                                                            period from                 period from
                                                  For the                  March 5, 2001               March 5, 2001
                                                 year ended               (inception) to              (inception) to
                                             December 31, 2002           December 31, 2001           December 31, 2002
                                         --------------------------  --------------------------  --------------------------

Net revenue                              $                       -   $                       -   $                       -

Cost of revenue                                                  -                           -                           -
                                         --------------------------  --------------------------  --------------------------

Gross Profit                                                     -                           -                           -

General and administrative expenses                         25,026                      18,518                      43,544
                                         --------------------------  --------------------------  --------------------------

Loss from operations before provision
     for income taxes                                      (25,026)                    (18,518)                    (43,544)

Provision for income taxes                                       -                           -                           -
                                         --------------------------  --------------------------  --------------------------

Net loss                                 $                 (25,026)  $                 (18,518)  $                 (43,544)
                                         ==========================  ==========================  ==========================

Net loss per share, basic and diluted    $                   (0.00)  $                   (0.00)
                                         ==========================  ==========================

Weighted average number of shares                        6,671,000                   5,339,040
                                         ==========================  ==========================
     outstanding, basic and diluted



  The accompanying notes are an integtral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                  Deficit
                                                      Common stock              Additional      accumulated             Total
                                           --------------------------------      paid-in           during           stockholders'
                                                Shares           Amount          capital       development stage       equity
                                           ---------------  ---------------   ---------------  ------------------  ---------------

Balance at March 5, 2001, (inception)                    -   $            -  $              -  $                -  $             -

Issuance of Founders Shares for services
  in  March, 2001 at $.001 per share             2,325,000            2,325                                                  2,325

Issuance of stock for services from a
  director in May 2001 at $.001 per share        3,325,000            3,325                                                  3,325

Issuance of stock for cash at $0.05 per
  share during June through December 2001,
  net of costs                                   1,021,000            1,021            40,029                               41,050

Net loss for the period from inception on
  March 5, 2001 to December 31, 2001                                                                      (18,518)         (18,518)
                                           ---------------  ---------------   ---------------  ------------------  ---------------

Balance at December 31, 2001                     6,671,000            6,671            40,029             (18,518)          28,182

Net loss for the year ended December 31,
  2002                                                   -                -                 -             (25,026)         (25,026)
                                           ---------------  ---------------   ---------------  ------------------  ---------------

Balance at December 31, 2002                     6,671,000  $         6,671   $        40,029  $         (43,544)  $         3,156
                                           ===============  ===============   ===============  ==================  ===============




The accompanying notes are an integtral part of these financial statements

                    THE COFFEE EXCHANGE, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS

                                                                                     For the                 For the
                                                                                   period from             period from
                                                             For the              March 5, 2001           March 5, 2001
                                                            year ended           (inception) to          (inception) to
                                                        December 31, 2002       December 31, 2001       December 31, 2002
                                                       ---------------------  ---------------------   ---------------------

Cash flows used for operating activities:
    Net loss                                           $            (25,026)  $            (18,518)   $            (43,544)
                                                       ---------------------  ---------------------   ---------------------

    Adjustments to reconcile net loss to net cash
      used for operating activities:
         issuance of common stock in exchange
            for services                                                  -                  5,650                   5,650

    Changes in assets and liabilities -
      Increase (decrease) in liabilities -
         accounts payable                                            (1,623)                 7,868                   6,245
                                                       ---------------------  ---------------------   ---------------------

            Total adjustments                                        (1,623)                13,518                  11,895
                                                       ---------------------  ---------------------   ---------------------

             Net cash used for operating activities                 (26,649)                (5,000)                (31,649)
                                                       ---------------------  ---------------------   ---------------------

Cash flows provided by financing activities -
    Net proceeds from issuance of common stock                            -                 41,050                  41,050
    Proceeds from note payable, stockholder                               -                 10,000                  10,000
    Payment of note payable, stockholder                                  -                (10,000)                (10,000)
                                                       ---------------------  ---------------------   ---------------------

             Net cash provided by operating activities                    -                 41,050                  41,050
                                                       ---------------------  ---------------------   ---------------------

Net increase (decrease) in cash and
    cash equivalents                                                (26,649)                36,050                   9,401
Cash and cash equivalents, beginning of period                       36,050                      -                       -
                                                       ---------------------  ---------------------   ---------------------

Cash and cash equivalents, end of period               $              9,401   $             36,050    $              9,401
                                                       =====================  =====================   =====================

Supplemental disclosure of cash flow information - no amounts were paid for taxes or interest

Supplemental disclosure of non-cash financing activities  -
    In March 2001, the Company issued 2,325,000 shares of common stock with a fair market value of $2,325 for services.

    In May 2001, the Company issued 3,325,000 shares of common stock with a fair market value of $3,325 for services.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001
13




(1)      Organization and Description of Business:

                  The Coffee Exchange, Inc. (the "Company") was incorporated under the laws of Delaware on March 5, 2001. The Company intends to develop Internet cafes in Orange County, California that will feature Internet and electronic mail access along with coffee, pastries and related items.


(2)      Summary of Significant Accounting Policies:

         Basis of Presentation:

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses from operations, and has no established source of revenue, which raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide to provide sufficient working capital necessary to support and preserve the Company as a going concern.

                  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

         Development Stage Enterprise:

                  The Company is a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to developing Internet cafes. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001



(2)      Summary of Significant Accounting Policies, Continued:

         Fair Value:

                  The estimated fair values of cash and cash equivalents and accounts payable and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term nature of these instruments.

         Cash and Cash Equivalents:

                  For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

         Comprehensive Loss:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2002 and for the period from March 5, 2001 (inception) to December 31, 2002, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

         Income Taxes:

                  In accordance with SFAS No. 109, "Accounting for Income Taxes," income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  The net deferred tax asset arising from cumulative net operating losses of $43,544 has been offset by a valuation allowance, as in the opinion of management, the realization of this asset cannot be reasonably assured.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001



(2)      Summary of Significant Accounting Policies, Continued:

         Basic and Diluted Loss Per Share:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2002, the Company has no dilutive common stock equivalents such as stock options and warrants.

         Segment Reporting:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period from March 5, 2001 (inception) to December 31, 2002, all revenues have been derived from domestic operations.

         New Accounting Pronouncements:

                  In July 2001, the FASB issued SFAS No. 141 "Business Combinations." FAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition; measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001



(2)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001



(2)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001




(2)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEAR ENDED DECEMBER 31, 2002 AND THE
                     PERIODS FROM MARCH 5, 2001 (INCEPTION)
                          TO DECEMBER 31, 2002 AND 2001



(3)      Related Party Transactions:

         The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office space and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

         The Company was obligated to a stockholder pursuant to a note, dated June 4, 2001, in the amount of $10,000. These funds were used to pay the costs of the sale of common stock described in Note 4. The note did not bear interest and was repaid in full on December 3, 2001.


(4)      Stockholders' Equity:

         Preferred Stock
         ---------------

         The Company has not issued any of its authorized shares of preferred stock.

         Common Stock
         ------------

         In March 2001, the Company issued 5,650,000 shares of its $.001 par value common stock in exchange for services to incorporate the Company. The services were valued at $5,650, which was deemed to be the fair value at inception. In May 2001, the Board of Directors declared that the Company had not received consideration for the issuance of 3,325,000 shares of the previously issued shares and canceled those shares, leaving 2,325,000 shares totaling $2,325. The Company has not recognized the issuance of the cancelled shares in the financial statements.

         In May 2001, the Company issued 3,325,000 shares of its $.001 par value common stock in exchange for services valued at $3,325. These shares were issued to a Director and Secretary of the Company and were valued using consideration received, which was deemed to be the fair value.

         In June 2001, the Company commenced a private placement of its common stock. From June to December 2001, the Company issued 1,021,000 shares of its $.001 par value common stock for $51,050 in cash, which was deemed to be the fair value. Costs related to the private placement amounted to $10,000, which were netted against the proceeds from the private placement, resulting in net proceeds of $41,050.


(4)      Subsequent Event:

         In March 2003, the Company issued a $100,000, 8% convertible debenture that is due March 27, 2004. All or any portion of the convertible debenture can be converted at any time into fully paid and nonassessable shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock indebtedness shall be the market price of the Company's common stock at the time of conversion. The Company is obligated to adjust the conversion price and number of shares to be issued under the convertible debenture (i) if the Company consolidates with, merges into or sells substantially all of its assets to another company, (ii) if the Company changes, by subdivision, combination or reclassification of securities, any of the securities purchasable under this convertible debenture, or (iii) if the Company issues additional shares of its common stock, otherwise than as provided in (ii), at a price per share that is less than the conversion price in effect at the time of such issuance. Cash proceeds from the convertible debenture amounted to $100,000.

Item 8.  Changes in and Disagreements with Accountants.
--------------------------------------------------------

On March 27, 2003, our Board of Directors, voted to replace our independent accountant, Merdinger, Fruchter, Rosen & Company, P.C., ("MFRC"). Effective as of March 27, 2003, our new independent accountant is Stonefield Josephson, Inc., certified public accountants ("Stonefield Josephson"). We retained the accounting firm of Stonefield Josephson, Inc. on March 27, 2003, to make an examination of our financial statements for the 2002 fiscal year. We authorized MFRC to respond fully to any inquiries from Stonefield Josephson and to make its work papers available to Stonefield Josephson.

The reports of MFRC from March 5, 2001, the date of our inception, through March 27, 2003, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to the certainty, audit scope or accounting principles. During March 5, 2001 through March 27, 2003, there were no disagreements between us and MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During our two most recent fiscal years or any subsequent interim period prior to engaging Stonefield Josephson, we did not consult with Stonefield Josephson regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. In addition, during March 5, 2001 through March 27, 2003, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.

The letter from MFRC, certified public accountants, to the Securities and Exchange Commission is attached as Exhibit 16.1 to our report on Form 8-K filed on April 3, 2003.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could disrupt our operations, reduce profits and hinder future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

Our directors and principal executive officers are as specified on the following table:

================== ============== ==============================================
Name                    Age       Position
------------------ -------------- ----------------------------------------------
George Sines            45        president, treasurer and a director
------------------ -------------- ----------------------------------------------
Scott Yancey            32        secretary and a director
================== ============== ==============================================

George Sines. Mr. Sines has been our President, Treasurer and one of our directors since our inception. From 1991 to the present, Mr. Sines has been working in the real estate title insurance business in public relations for First American Title insurance. While working for First American Title Insurance, he has created a network of professional contacts across the country. Mr. Sines also has experience with construction firms and has rehabilitated run down apartment complexes while speculating with new home construction. Mr. Sines received a Bachelors of Science degree in business at the University of California at Los Angeles. Mr. Sines is not an officer or director of any reporting company.

Scott Yancey. Mr. Yancey has been our Secretary and one of our directors since May 2001. From 1993 to the present, Mr. Yancey has been the owner and operator of Town & Country Real Estate & Development, a real estate brokerage firm in Utah. Mr. Yancey possesses a real estate broker's license for the state of Utah. Mr. Yancey is not an officer or director of any reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have not filed all necessary reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the periods ending December 31, 2001 and 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
George Sines - president, treasurer          2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
                                             2002        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Scott Yancey - secretary                     2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
                                             2002        None          None              None                    None
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of April 14, 2003, our officers have received no compensation for their services provided to us.

Employment Contracts. We anticipate that we will enter into an employment agreement with George Sines, although the exact nature and terms of the agreement have not been conclusively negotiated.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                        Name and Address of        Amount and Nature of
Title of Class          Beneficial  Owner          Beneficial Owner                      Percent of Class
---------------------   -------------------------  ------------------------------------  ---------------------
                        George Sines                        2,000,000 shares                      29.98%
Common Stock            1 Flaxwood                   President, Treasurer, Director
                        Irvine, CA
                        Scott Yancey                        3,325,000 shares                      49.84%
Common Stock            1680 East Downington               Secretary, Director
                        Ave.
                        Salt Lake City, Utah
                                                            5,325,000 shares                      79.82%
Common Stock                                        All directors and named executive
                                                           officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Robert Younker, one of our shareholders, currently provides office space to us at no charge. We do not believe that Mr. Younker expects to be paid or reimbursed for providing office facilities.

In March 2001, George Sines was issued 2,000,000 shares of our common stock in exchange for his services as one of our promoters. Specifically, Mr. Sines assisted us in formulating our business plan and arranging for our incorporation. The value of the services performed by Mr. Sines was approximately $2,000. In March 2001, Robert Younker was issued 325,000 shares of our common stock in exchange for his services as one of our promoters. Mr. Younker also assisted us in developing our business plan. The value of the services performed by Mr. Younker was $325. In May 2001, Scott Yancey was issued 3,325,000 shares of our common stock in exchange for services valued at $3,325. Specifically, Mr. Yancey provided business consulting services to us as well as advice regarding real estate matters.

On March 27, 2003, we entered into an agreement with Laguna Capital Group, LLC, a California limited liability company, ("Laguna") to provide us with funds which will assist us in realizing our business objectives. The managing member of Laguna is Robert Younker, one of our shareholders. We issued a convertible debenture to Laguna for $100,000 at 8% annual interest. That amount can be converted into shares of our common stock at the market price if a market for our stock develops and if the principal remains unpaid on March 27, 2004, the maturity date of the convertible debenture.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclosing such transactions in prospectuses where required;
     o disclosing in any and all filings with the Securities and Exchange Commission, where required;
     o    obtaining disinterested directors consent; and
     o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Certificate of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on December 7, 2001.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

Item 14. Controls and Procedures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on April 14, 2003.

                           The Coffee Exchange, Inc.
                           a Delaware corporation


                           By:      /s/  George Sines
                                    ------------------------------------------
                                    George Sines
                           Its: principal executive and accounting officer president, treasurer, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  George Sines                                    April 14, 2003
         --------------------------------------------
         George Sines
Its:     principal executive and accounting officer
         president, treasurer and a director


By:      /s/ Scott Yancey                                     April 14, 2003
         --------------------------------------------
         Scott Yancey
Its:     secretary and a director

CERTIFICATIONS
--------------

I, George Sines, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Coffee Exchange, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ George Sines
-----------------------
George Sines, Chief Executive Officer and
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Coffee Exchange, Inc. a Delaware corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), George Sines, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ George Sines
--------------------------
George Sines
Chief Executive Officer and
Chief Financial Officer
April 14, 2003