Form 10QSB
period 2003-03-31
COFFEE EXCHANGE INC
filed 2003-05-19
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                        -----------  ----------

Commission File Number: 000-50228


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

                                 (949) 720-7320
                                 ---------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2003, there were 6,671,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              THE COFFEE EXCHANGE, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEET - MARCH 31, 2003
                                     (UNAUDITED)



                                       ASSETS

Current assets -
    cash and cash equivalents                                                              $          109,251
                                                                                           ===================


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
    accounts payable and accrued expenses                                                  $           10,069

Convertible debenture                                                                                 100,000

Stockholders' deficit:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
       no shares issued or outstanding, respectively                                   -
    Common stock, $0.001 par value, 50,000,000 shares authorized,
       6,671,000 issued and outstanding                                            6,671
    Additional paid-in capital                                                    40,029
    Deficit accumulated during development stage                                 (47,518)
                                                                       ------------------

          Total stockholders' deficit                                                                    (818)
                                                                                           -------------------

                                                                                           $          109,251
                                                                                           ===================

     The accompanying notes are integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                       For the
                                                                                                     period from
                                                                                                    March 5, 2001
                                                     For the three months ended                     (inception) to
                                             March 31, 2003             March 31, 2002              March 31, 2003
                                        -------------------------  --------------------------  -------------------------
                                              (unaudited)                 (unaudited)                (unaudited)

Net revenue                             $                      -   $                       -   $                      -

Cost of revenue                                                -                           -                          -
                                        -------------------------  --------------------------  -------------------------

Gross Profit                                                   -                           -                          -

General and administrative expenses                        3,974                      14,242                     47,518
                                        -------------------------  --------------------------  -------------------------

Loss from operations before provision
     for income taxes                                     (3,974)                    (14,242)                   (47,518)

Provision for income taxes                                     -                           -                          -
                                        -------------------------  --------------------------  -------------------------

Net loss                                $                 (3,974)  $                 (14,242)  $                (47,518)
                                        =========================  ==========================  =========================

Net loss per share, basic and diluted   $                  (0.00)  $                   (0.00)
                                        =========================  ==========================

Weighted average number of shares                      6,671,000                   6,671,000
                                        =========================  ==========================
     outstanding, basic and diluted


The accompanying notes are integral part of these financial statements.

                   THE COFFEE EXCHANGE, INC.
                 (A DEVELOPMENT STAGE COMPANY)

               STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                 Deficit
                                                     Common stock                Additional    accumulated            Total
                                                  --------------------------      paid-in         during           stockholders'
                                                     Shares        Amount          capital    development stage      equity
                                                  ------------ -------------  --------------   ----------------   --------------
Balance at March 5, 2001, date of incorporation             -  $          -    $          -    $             -    $           -

Issuance of Founders Shares for services in
   March, 2001 at $.001 per share                   2,325,000         2,325                                               2,325

Issuance of stock for services from a director in
   May 2001 at $.001 per share                      3,325,000         3,325                                               3,325

Issuance of stock for cash at $0.05 per share
   during June through December 2001, net
   of costs                                         1,021,000         1,021          40,029                              41,050

Net loss for the period from inception on
   March 5, 2001 to December 31, 2001                                                                  (18,518)         (18,518)
                                                  ------------ -------------  --------------   ----------------  ---------------

Balance at December 31, 2001                        6,671,000         6,671          40,029            (18,518)          28,182

Net loss for the year ended December 31, 2002               -             -               -            (25,026)         (25,026)
                                                  ------------ -------------  --------------   ----------------  ---------------

Balance at December 31, 2002                        6,671,000         6,671          40,029            (43,544)           3,156
                                                  ============ =============  ==============   ================  ===============

Net loss for the three months ended
   March 31, 2003 (unaudited)                                                                           (3,974)          (3,974)

                                                  ------------ -------------  --------------   ----------------  ---------------

Balance at March 31, 2003 (unaudited)               6,671,000  $      6,671   $      40,029    $       (47,518)  $         (818)
                                                  ============ =============  ==============   ================  ===============

    The accompanying notes are integral part of these financial statements.

                   THE COFFEE EXCHANGE, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS

                                                                                                             For the
                                                                                                           period from
                                                                                                          March 5, 2001
                                                                 For the three months ended                (inception) to
                                                           March 31, 2003         March 31, 2002        March 31, 2003
                                                        ---------------------   --------------------  ---------------------
                                                            (unaudited)            (unaudited)            (unaudited)

Cash flows used for operating activities:
    Net loss                                            $             (3,974)   $           (14,242)  $            (47,518)
                                                        ---------------------   --------------------  ---------------------

    Adjustments to reconcile net loss to net cash
      used for operating activities:
         issuance of common stock in exchange
            for services                                                   -                      -                  5,650

    Changes in assets and liabilities -
      Increase (decrease) in liabilities -
         accounts payable                                              3,824                 (5,068)                10,069
                                                        ---------------------   --------------------  ---------------------

            Total adjustments                                          3,824                 (5,068)                15,719
                                                        ---------------------   --------------------  ---------------------

             Net cash used for operating activities                     (150)               (19,310)               (31,799)
                                                        ---------------------   --------------------  ---------------------

Cash flows provided by financing activities -
    net proceeds from issuance of common stock                             -                      -                 41,050
    Proceeds from issuance of convertible debenture                  100,000                      -                100,000
                                                        ---------------------   --------------------  ---------------------

             Net cash provided by operating activities               100,000                      -                141,050
                                                        ---------------------   --------------------  ---------------------

Net increase (decrease) in cash and
    cash equivalents                                                  99,850                (19,310)               109,251
Cash and cash equivalents, beginning of period                         9,401                 36,050                      -
                                                        ---------------------   --------------------  ---------------------

Cash and cash equivalents, end of period                $            109,251    $            16,740   $            109,251
                                                        =====================   ====================  =====================

Supplemental disclosure of cash flow information - no amounts were paid for taxes or interest

Supplemental disclosure of non-cash financing activities -
    In March 2001, the Company issued 2,325,000 shares of common stock for services valued at $2,325.

    In May 2001, the Company issued 3,325,000 shares of common stock for services valued at $3,325.



    The accompanying notes are integral part of these financial statements.

                           THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2003



(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS:

         The Coffee Exchange, Inc. (the "Company") was incorporated under the laws of Delaware on March 5, 2001. The Company intends to develop Internet cafes in Orange County, California that will feature Internet and electronic mail access along with coffee, pastries and related items.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of The Coffee Exchange, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002.


(3)      CONVERTIBLE DEBENTURE:

         In March 2003, the Company issued a $100,000 8% convertible debenture due March 27, 2004. All or any portion of the convertible debenture can be converted at any time into fully paid and nonassessable shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock indebtedness shall be the market price of the Company's common stock at the time of conversion. The Company is obligated to adjust the conversion price and number of shares to be issued under the convertible debenture (i) if the Company consolidates with, merges into or sells substantially all of its assets to another company, (ii) if the Company changes, by subdivision, combination or reclassification of securities, any of the securities purchasable under this convertible debenture, or (iii) if the Company issues and sells or otherwise distributes any shares of its common stock (otherwise than as provided in (ii)) at a price per share that is less than the conversion price in effect at the time of such issuance. Cash proceeds from the convertible debenture amounted to $100,000. As of March 31, 2003, no portion of the convertible debenture has been converted into the Company's common stock.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2003, COMPARED TO THE SAME PERIOD ENDING MARCH 31, 2002.
-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We had cash and equivalents totaling $109,251 as of March 31, 2003, which also represented our total current assets. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets at March 31, 2003, were also $109,251. As of March 31, 2003, our total liabilities were approximately $110,069, of which $10,069 was represented by accounts payable and accrued expenses and $100,000 was represented by a convertible debenture. We had no other long term commitments or contingencies as of March 31, 2003.

RESULTS OF OPERATIONS.

REVENUES. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our first Internet cafe. We are currently looking for a suitable location in Orange County, California. We do not anticipate that we will begin earning revenues until the fourth quarter of 2003 at the earliest.

OPERATING EXPENSES. For the three month period ending March 31, 2003, our total operating expenses were $3,974, which were represented solely by general and administrative expenses. Therefore, for the period ending March 31, 2003, we experienced a net loss of $3,974. This is in comparison to the three month period ending March 31, 2002, where our total operating expenses were $14,242, and our net loss was also $14,242. The decrease in operating expense was due to the fact that we had lower legal and accounting costs for the period ending March 31, 2003, because our registration statement was prepared and declared effective during 2002. As of March 31, 2003, our net losses since inception were $47,518.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must locate a suitable location for our planned Internet cafe, market our products and services and develop our brand image. We believe that we will begin to be able to generate revenues by the early part of the year 2004. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

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

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None, although on April 3, 2003, we filed a report on Form 8-K to report the following:

CHANGES IN OUR CERTIFYING PUBLIC ACCOUNTANT. On March 27, 2003, our Board of Directors, voted to replace our independent accountant, Merdinger, Fruchter, Rosen & Company, P.C., ("MFRC"). Effective as of March 27, 2003, our new independent accountant is Stonefield Josephson, Inc., certified public accountants ("Stonefield Josephson"). We retained the accounting firm of Stonefield Josephson, Inc. on March 27, 2003, to make an examination of our financial statements for the 2002 fiscal year. We authorized MFRC to respond fully to any inquiries from Stonefield Josephson and to make its work papers available to Stonefield Josephson.

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

OTHER EVENTS. On March 27, 2003, we entered into an agreement with Laguna Capital Group, LLC, a California limited liability company, ("Laguna") to provide us with funds which will assist us in realizing our business objectives. We issued a convertible debenture to Laguna for $100,000 at 8% annual interest. That amount can be converted into shares of our common stock at the market price if a market for our stock develops and if the principal remains unpaid on March 27, 2004, the maturity date of the convertible debenture.

FINANCIAL STATEMENTS AND EXHIBITS.

EXHIBIT 16.1. Letter from MFRC Accountancy Corporation, certified public accountants, to the Securities and Exchange Commission dated April 3, 2003, filed with our report on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The Coffee Exchange, Inc.,
                                     a Delaware corporation



May 15, 2003                By:      /s/  George Sines
                                     -----------------------------------
                                     George Sines
                            Its:     President, Treasurer, Director

                                 CERTIFICATIONS
                                 --------------

CERTIFICATIONS I, George Sines, certify that:

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

Date: May 15, 2003

/s/ George Sines
----------------------
George Sines
Chief Executive Officer and Chief Financial Officer