Form 10QSB
period 2003-06-30
COFFEE EXCHANGE INC
filed 2003-08-13
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 4, 2003, there were 6,671,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Item 1.  Financial Statements
-----------------------------


                         PART I - FINANCIAL INFORMATION

                            THE COFFEE EXCHANGE, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEET - JUNE 30, 2003
                                    (UNAUDITED)



                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $           94,567
    Other current asset                                                              7,000
                                                                        -------------------

                                                                                              $         101,567
                                                                                              ==================


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
    accounts payable and accrued expenses                                                     $           3,660

CONVERTIBLE DEBENTURE                                                                                   100,000

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
       no shares issued or outstanding, respectively                                     -
    Common stock, $0.001 par value, 50,000,000 shares authorized,
       6,671,000 issued and outstanding                                              6,671
    Additional paid-in capital                                                      40,029
    Deficit accumulated during development stage                                   (48,793)
                                                                        -------------------

          Total stockholders' deficit                                                                    (2,093)
                                                                                              ------------------

                                                                                              $         101,567
                                                                                              ==================


   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                     For the three months ended
                                                             June 30, 2003               June 30, 2002
                                                        -------------------------  --------------------------
                                                              (unaudited)                 (unaudited)

Net revenue                                             $                      -   $                       -

Cost of revenue                                                                -                           -
                                                        -------------------------  --------------------------

Gross Profit                                                                   -                           -

General and administrative expenses                                        1,275                       5,244
                                                        -------------------------  --------------------------

Loss from operations before provision
     for income taxes                                                     (1,275)                     (5,244)

Provision for income taxes                                                     -                           -
                                                        -------------------------  --------------------------

Net loss                                                $                 (1,275)  $                  (5,244)
                                                        =========================  ==========================

Net loss per share, basic and diluted                   $                  (0.00)  $                   (0.00)
                                                        =========================  ==========================

Weighted average number of shares                                      6,671,000                   6,671,000
    outstanding, basic and diluted                      =========================  ==========================





   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                              For the
                                                                                                            period from
                                                                                                           March 5, 2001
                                                               For the six months ended                   (inception) to
                                                        June 30, 2003            June 30, 2002             June 30, 2003
                                                    -----------------------  -----------------------  ------------------------
                                                         (unaudited)              (unaudited)               (unaudited)
Net revenue                                         $                    -   $                    -   $                     -

Cost of revenue                                                          -                        -                         -
                                                    -----------------------  -----------------------  ------------------------

Gross Profit                                                             -                        -                         -

General and administrative expenses                                  5,249                   19,486                    48,793
                                                    -----------------------  -----------------------  ------------------------

Loss from operations before
     for income taxes                                               (5,249)                 (19,486)                  (48,793)

Provision for income taxes                                               -                        -                         -
                                                    -----------------------  -----------------------  ------------------------

Net loss                                            $               (5,249)  $              (19,486)  $               (48,793)
                                                    =======================  =======================  ========================

Net loss per share, basic and diluted               $                (0.00)  $                (0.00)
                                                    =======================  =======================

Weighted average number of shares                                6,671,000                6,671,000
    outstanding, basic and                          =======================  =======================




   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                   Deficit
                                                          Common stock          Additional       accumulated           Total
                                                  ---------------------------    paid-in            during         stockholders'
                                                     Shares         Amount       capital      development stage   equity (deficit)
                                                  ------------   ------------  ------------   ------------------  ---------------
Balance at March 5, 2001, date of incorporation              -   $          -  $          -   $                -  $             -

Issuance of Founders Shares for services in
   March, 2001 at $.001 per share                    2,325,000          2,325                                               2,325

Issuance of stock for services from a director in
   May 2001 at $.001 per share                       3,325,000          3,325                                               3,325

Issuance of stock for cash at $0.05 per share
   during June through December 2001, net
   of costs                                          1,021,000          1,021        40,029                                41,050

Net loss for the period from inception on
   March 5, 2001 to December 31, 2001                                                                   (18,518)          (18,518)
                                                  ------------   ------------  ------------   ------------------  ---------------
Balance at December 31, 2001                         6,671,000          6,671        40,029             (18,518)           28,182

Net loss for the year ended December 31, 2002                -              -             -             (25,026)          (25,026)
                                                  ------------   ------------  ------------   ------------------  ---------------

Balance at December 31, 2002                         6,671,000          6,671        40,029             (43,544)            3,156

Net loss for the six months ended
   June 30, 2003 (unaudited)                                                                             (5,249)           (5,249)
                                                  ------------   ------------  ------------   ------------------  ---------------

Balance at June 30, 2003 (unaudited)                6,671,000    $      6,671  $     40,029   $         (48,793)  $        (2,093)
                                                  ============   ============  ============   ==================  ===============



   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                              For the
                                                                                                            period from
                                                                                                           March 5, 2001
                                                                  For the six months ended                 (inception) to
                                                            June 30, 2003           June 30, 2002          June 30, 2003
                                                        ----------------------  ----------------------  ---------------------
                                                             (unaudited)             (unaudited)            (unaudited)

Cash flows used for operating activities:
    Net loss                                            $              (5,249)  $             (19,486)  $            (48,793)
                                                        ----------------------  ----------------------  ---------------------

    Adjustments to reconcile net loss to net cash
      used for operating activities:
        issuance of common stock in exchange
           for services                                                     -                       -                  5,650

    Changes in assets and liabilities -
      (Increase) decrease in assets -
        other current asset                                            (7,000)                      -                 (7,000)

      Increase (decrease) in liabilities -
        accounts payable                                               (2,585)                 (5,060)                 3,660
                                                        ----------------------  ----------------------  ---------------------

           Total adjustments                                           (9,585)                 (5,060)                 2,310
                                                        ----------------------  ----------------------  ---------------------

            Net cash used for operating activities                    (14,834)                (24,546)               (46,483)
                                                        ----------------------  ----------------------  ---------------------

Cash flows provided by financing activities -
    net proceeds from issuance of common stock                              -                       -                 41,050
    Proceeds from issuance of convertible debenture                   100,000                       -                100,000
                                                        ----------------------  ----------------------  ---------------------

            Net cash provided by operating activities                 100,000                       -                141,050
                                                        ----------------------  ----------------------  ---------------------

Net increase (decrease) in cash and
    cash equivalents                                                   85,166                 (24,546)                94,567
Cash and cash equivalents, beginning of period                          9,401                  36,050                      -
                                                        ----------------------  ----------------------  ---------------------

Cash and cash equivalents, end of period                $              94,567   $              11,504   $             94,567
                                                        ======================  ======================  =====================


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

                         SIX MONTHS ENDED JUNE 30, 2003



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

         NEW ACCOUNTING PRONOUNCEMENTS:

          During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt SFAS No. 149 within the prescribed time.

          During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company is evaluating the effect of this new pronouncement and will adopt SFAS No. 150 within the prescribed time.

(3)      CONVERTIBLE DEBENTURE:

          In March 2003, the Company issued a $100,000 8% convertible debenture due March 27, 2004. All or any portion of the convertible debenture can be converted at any time into fully paid and nonassessable shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock indebtedness shall be the market price of the Company's common stock at the time of conversion. The Company is obligated to adjust the conversion price and number of shares to be issued under the convertible debenture (i) if the Company consolidates with, merges into or sells substantially all of its assets to another company, (ii) if the Company changes, by subdivision, combination or reclassification of securities, any of the securities purchasable under this convertible debenture, or (iii) if the Company issues and sells or otherwise distributes any shares of its common stock (otherwise than as provided in (ii)) at a price per share that is less than the conversion price in effect at the time of such issuance. Cash proceeds from the convertible debenture amounted to $100,000. As of June 30, 2003, no portion of the convertible debenture has been converted into the Company's common stock.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

We are a development stage business that has not generated any revenues to date. We were incorporated in March 2001. We plan to develop Internet cafes in Orange County, California, and surrounding areas, featuring Internet and e-mail availability for patrons, along with coffee, pastries and related items. Our objective is to develop cafes that will provide a unique forum for communication and entertainment through the medium of the Internet. We intend to meet what we believe is an increasing demand for access to the methods of communication and abundant information now available on the Internet. We hope to be able to provide access to the Internet cost-effectively and at an affordable price in the social and casual atmosphere of a cafe.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and equivalents totaling $94,567 as of June 30, 2003 and another current asset of $7,000, making our total current assets $101,567 as of June 30, 2003. We believe that our available cash is sufficient to pay our day-to-day expenditures. As of June 30, 2003, our total liabilities were $103,660, of which $3,660 was represented by accounts payable and accrued expenses and $100,000 was represented by a convertible debenture. We had no other long term commitments or contingencies as of June 30, 2003.

For the three month period ending June 30, 2003, compared to the same period ending June 30, 2002.
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our first Internet cafe. We are currently looking for a suitable location in Orange County, California. We do not anticipate that we will begin earning revenues until the fourth quarter of 2003 at the earliest.

OPERATING EXPENSES. For the three month period ending June 30, 2003, our total operating expenses were $1,275, which were represented solely by general and administrative expenses. Therefore, for the three month period ending June 30, 2003, we experienced a net loss of $1,275. This is in comparison to the three month period ending June 30, 2002, where our total operating expenses were $5,244, and our net loss was also $5,244. The decrease in operating expense was due to the fact that we had lower legal and accounting costs for the period ending June 30, 2003, because our registration statement was prepared and declared effective during 2002. As of June 30, 2003, our net losses since inception were $48,793.

For the six month period ending June 30, 2003, compared to the same period ending June 30, 2002.
--------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our first Internet cafe.

OPERATING EXPENSES. For the six month period ending June 30, 2003, our total operating expenses were $5,249, which were represented solely by general and administrative expenses. Therefore, for the six month period ending June 30, 2003, we experienced a net loss of $5,249. This is in comparison to the six month period ending June 30, 2002, where our total operating expenses were $19,486, and our net loss was also $19,486. The decrease in operating expense was due to the fact that we had lower legal and accounting costs for the period ending June 30, 2003, because our registration statement was prepared and declared effective during 2002.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                               The Coffee Exchange, Inc.,
                                               a Delaware corporation



August 4, 2003                        By:      /s/ George Sines
                                               ------------------------------
                                               George Sines
                                      Its:     President, Treasurer, Director

CERTIFICATIONS
--------------

   I, George Sines, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of The Coffee Exchange, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 4, 2003



/s/ George Sines
----------------------------------
George Sines
Chief Executive Officer and Chief Financial Officer