Form 10QSB
period 2003-09-30
COFFEE EXCHANGE INC
filed 2003-11-14
CIK 1162721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number: 000-50228

The Coffee Exchange, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0967974
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

23 Corporate Plaza, Suite 180, Newport Beach, California 92663
(Address of principal executive offices)

(949) 720-7320
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.

Yes   [X]        No    [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date. As of November 14, 2003, there were 6,671,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE COFFEE EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET - SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents		$ 95,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities -
Accounts payable and accrued expenses		$ 3,365
Convertible debenture		100,000
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	--
Common stock, $0.001 par value, 50,000,000 shares authorized,
6,671,000 issued and outstanding	6,671
Additional paid-in capital	40,029
Deficit accumulated during development stage	(54,653)

Total stockholders’ deficit		(7,953)

		$ 95,412

The accompanying notes are an integral part of these financial statements

THE COFFEE EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months ended
	September 30, 2003	September 30, 2002
	(unaudited)	(unaudited)
Net revenue	$ --	$ --
Cost of revenue	--	--

Gross Profit	--	--
General and administrative expenses	5,860	--

Loss from operations before provision
for income taxes	(5,860)	--
Provision for income taxes	--	--

Net loss	$ (5,860)	$ --

Net loss per share, basic and diluted	$ (0.00)	$ 0.00

Weighted average number of shares
outstanding, basic and diluted	6,671,000	6,671,000

The accompanying notes are an integral part of these financial statements

THE COFFEE EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the nine months ended	For the period from March 5, 2001 (inception) to
	September 30, 2003	September 30, 2002	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)
Net revenue	$ --	$ --	$ --
Cost of revenue	--	--	--

Gross Profit	--	--	--
General and administrative expenses	11,109	19,486	54,653

Loss from operations before provision
for income taxes	(11,109)	(19,486)	(54,653)
Provision for income taxes	--	--	--

Net loss	$ (11,109)	$ (19,486)	$(54,653)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding, basic and diluted	6,671,000	6,671,000

The accompanying notes are an integral part of these financial statements

THE COFFEE EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock	Additional paid-in	Deficit accumulated during development	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance at March 5, 2001, date of incorporation	--	$ --	$ --	$ --	$ --
Issuance of Founders Shares for services in
March, 2001 at $.001 per share	2,325,000	2,325	--	--	2,325
Issuance of stock for services from a director in
May 2001 at $.001 per share	3,325,000	3,325	--	--	3,325
Issuance of stock for cash at $0.05 per share
during June through December 2001,
net of costs	1,021,000	1,021	40,029	--	41,050
Net loss for the period from inception on
March 5, 2001 to December 31, 2001	--	--	--	(18,518)	(18,518)

Balance at December 31, 2001	6,671,000	6,671	40,029	(18,518)	28,182
Net loss for the year ended December 31, 2002	--	--	--	(25,026)	(25,026)

Balance at December 31, 2002	6,671,000	6,671	40,029	(43,544)	3,156
Net loss for the nine months ended
September 30, 2003 (unaudited)	--	--	--	(11,109)	(11,109)

Balance at September 30, 2003 (unaudited)	6,671,000	$6,671	$40,029	$(54,653)	$(7,953)

The accompanying notes are an integral part of these financial statements

THE COFFEE EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the nine months ended	For the period from March 5, 2001 (inception) to
	September 30, 2003	September 30, 2002	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)
Cash flows used for operating activities:
Net loss	$ (11,109)	$(19,486)	$(54,653)

Adjustments to reconcile net loss to net cash
used for operating activities:
issuance of common stock in exchange
for services	--	--	5,650
Changes in assets and liabilities -
Increase (decrease) in liabilities -
accounts payable	(2,880)	(7,118)	3,365

Total adjustments	(2,880)	(7,118)	9,015

Net cash used for operating activities	(13,989)	(26,604)	(45,638)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	--	--	41,050
Proceeds from issuance of convertible debenture	100,000	--	100,000

Net cash provided by operating activities	100,000	--	141,050

Net increase (decrease) in cash and
cash equivalents	86,011	(26,604)	95,412
Cash and cash equivalents, beginning of period	9,401	36,050	--

Cash and cash equivalents, end of period	$ 95,412	$ 9,446	$ 95,412

Supplemental disclosure of cash flow information -
     no amounts were paid for taxes or interest

Supplemental disclosure of non-cash financing activities -
     In March 2001, the Company issued 2,325,000 shares of common stock for services valued at $2,325.

     In May 2001, the Company issued 3,325,000 shares of common stock for services valued at $3,325.

The accompanying notes are an integral part of these financial statements

THE COFFEE EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(1)	Organization and Description of Business:

The Coffee Exchange, Inc. (the “Company”) was incorporated under the laws of Delaware on March 5, 2001. The Company was organized to develop Internet cafes in Orange County, California that will feature Internet and electronic mail access along with coffee, pastries and related items. We have taken no steps to implement this business concept. We now intend to seek and to evaluate opportunities to effect a business combination transaction with an operating business.

(2)	Summary of Significant Accounting Policies:

Interim Financial Information:

The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of The Coffee Exchange, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2002.

New Accounting Pronouncements:

During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt SFAS No. 149 within the prescribed time.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The Company is evaluating the effect of this new pronouncement and will apply SFAS No. 150 to account for financial instruments to which the bulletin applies.

THE COFFEE EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(3)	Convertible Debenture:

In March 2003, the Company issued a $100,000, 8% convertible debenture due March 27, 2004. All or any portion of the convertible debenture can be converted at any time into fully paid and nonassessable shares of the Company’s $.001 par value common stock. The conversion or purchase price of the common stock indebtedness shall be the market price of the Company’s common stock at the time of conversion. The Company is obligated to adjust the conversion price and number of shares to be issued under the convertible debenture (i) if the Company consolidates with, merges into or sells substantially all of its assets to another company, (ii) if the Company changes, by subdivision, combination or reclassification of securities, any of the securities purchasable under this convertible debenture, or (iii) if the Company issues and sells or otherwise distributes any shares of its common stock (otherwise than as provided in (ii)) at a price per share that is less than the conversion price in effect at the time of such issuance. Cash proceeds from the convertible debenture amounted to $100,000. As of September 30, 2003, no portion of the convertible debenture has been converted into the Company’s common stock.

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forwardlooking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

We are a development stage business that has not generated any revenues to date. We were incorporated in March 2001. We were organized to develop Internet cafes in Orange County, California, and surrounding areas, featuring Internet and e-mail availability for patrons, along with coffee, pastries and related items. Our objective was to develop cafes that will provide a unique forum for communication and entertainment through the medium of the Internet and to be able to provide access to the Internet cost-effectively and at affordable prices in the social and casual atmosphere of a cafe. However, due to an economic downturn, increased competition from other coffee vendors and our limited financial resources, we have taken no steps to implement this business prospect. We have tentatively decided to pursue an appropriate business combination transaction with an operating private business.

Liquidity and Capital Resources. We had cash and equivalents totaling $95,412 as of September 30, 2003. We believe that our available cash is sufficient to pay operating expenses for at least the next twelve months while we seek a business combination with an operating private company. As of September 30, 2003, our total liabilities were $103,365, of which $100,000 was represented by a convertible debenture and the balance was accounts payable and accrued expenses. We had no other commitments or contingencies as of September 30, 2003.

For the three month period ending September 30, 2003, compared to the same period ending September 30, 2002.

Results of Operations.

Revenues. We have not realized any revenue from business operations. We will not begin earning revenues until and unless we establish our first Internet café or combine with an operating business. We are currently looking for a suitable private business with which we could combine. We do not anticipate that we will earn revenue until 2004 at the earliest. We do not have any arrangement with any other business or person to evaluate or complete a business transaction.

Operating Expenses. For the three month period ending September 30, 2003, our total operating expenses were $5,860, all of which were general and administrative expenses. For the three month period ending September 30, 2003, we experienced a net loss of $5,860. This is in comparison to the three month period ending September 30, 2002, where we had no operating expenses, and no net loss. The increase in operating expense was due to the fact that we had higher legal and accounting costs for the three month period ending September 30, 2003. Our net losses from inception through September 30, 2003, were $54,653.

For the nine month period ending September 30, 2003, compared to the same period ending September 30, 2002.

Results of Operations.

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we combine with an operating business.

Operating Expenses. For the nine month period ending September 30, 2003, our total operating expenses were $11,109, all of which were general and administrative expenses. For the nine month period ending September 30, 2003, we experienced a net loss of $11,109. This is in comparison to the nine month period ending September 30, 2002, where our total operating expenses were $19,486, and our net loss was also $19,486. The decrease in operating expense was due to the fact that we had lower legal and accounting costs for the nine month period ending September 30, 2003, because our registration statement was prepared and declared effective during 2002.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenue from operations. Due to an economic downturn, increased competition from other coffee vendors and our limited financial resources, we have taken no steps to implement our business plan to develop Internet cafes. We have tentatively decided to pursue an appropriate business combination transaction with an operating private business. We hope to locate and combine with a suitable private company in 2004. To acquire an operating business we must locate a suitable and willing private business and complete a transaction. Any revenue we earn will be infused back into the Company and used for working capital.

However, we believe that we have sufficient cash resources to fund our plans to combine with an operating business. There can be no assurance that we will be able to complete a business combination. We may raise additional funds through equity financings or through loans from banks or other lending institutions. We may not be able to arrange favorable terms.

We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our ongoing expenses will be approximately $2,000 per month until and unless we complete an acquisition transaction. We believe that our expenses will significantly increase thereafter.

Item 3. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure.

(b)   Changes in internal controls. There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Coffee Exchange, Inc., a Delaware corporation

Date: November 14, 2003	By: /s/ George Sines George Sines Its: President, Treasurer, Director