Form 10KSB
period 2003-12-31
COFFEE EXCHANGE INC
filed 2004-05-07
CIK 1162721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the fiscal year ended DECEMBER 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        For the transition period from _________ to __________.

                         Commission File Number 1-13463

                         TOUCHSTONE RESOURCES USA, INC.
              -----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                   33-0967974
--------------------------------          -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation of organization)



 111 PRESIDENTIAL BOULEVARD, SUITE 165
            BALA CYNWYD, PA                               19004
----------------------------------------              -------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (610) 771-0680
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Exchange on which Registered
   -------------------                 ------------------------------------
          NONE                                         NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:    -0-   .
                                                                 ----------

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock as reported on the OTC Bulletin Board on April 26, 2004, was $52,440,700.

         As of April 26, 2004, 50,000,000 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes       No    X
             -----    -----


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

         Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, and other products or services, the price of oil, natural gas, and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which the Company or any of its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" and "Item 7. Plan of Operation" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         Touchstone Resources USA, Inc. (f/k/a The Coffee Exchange, Inc.) is a Delaware corporation formed on March 5, 2001. Our offices are located at 111 Presidential Boulevard, Suite 165, Bala Cynwyd, Pennsylvania 19004. Unless the context otherwise requires, references to the "Company," "Touchstone," "we," "us" or "our," mean Touchstone Resources USA, Inc. and our consolidated subsidiaries.

         We were formerly engaged in the business of developing internet cafes in Orange County, California. On March 15, 2004, all of our officers and directors resigned and Stephen P. Harrington was appointed as our Chief

Executive Officer, Treasurer, Secretary and sole Director. Immediately following the change in management, we implemented a new business plan of acquiring, exploring and developing domestic and international oil and natural gas properties.

GENERAL

         We are an independent energy company engaged primarily in oil and gas exploration, development and production and the acquisition of producing properties. We target high-potential oil and gas assets located primarily in Texas, Louisiana and other traditional oil producing states in the southern United States, as well as in New Zealand.

         Our operations are focused on the identification and evaluation of prospective oil and gas properties, and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects directly and indirectly as equity participants in limited partnerships and limited liability companies. We also act as the operator of certain of the properties in which we acquire interests, drilling the wells thereon and producing any oil and gas located therein. We assist and advise companies and partnerships in identifying and leasing properties on favorable terms. We also provide such entities with additional reserve assessment analysis and engineering services in connection with the exploration and development of prospects.

         Our primary objectives are to build reserves, production, cash flow and earnings per share by acquiring oil and gas properties, exploring for new oil and gas reserves, and optimizing production and value from existing oil and gas properties. We seek to achieve these objectives by acquiring and developing high profit margin properties, disposing of producing, marginal and non-strategic properties, balancing reserves between oil and gas, and maintaining a high degree of financial flexibility.

RECENT ACQUISITIONS

         On March 23, 2004, we acquired from Touchstone Resources, Ltd., a British Columbia corporation ("Touchstone Canada"), 100% of the issued and outstanding shares of capital stock, no par value per share, of Touchstone Resources USA, Inc. ("Touchstone Texas"), a Texas corporation and wholly-owned subsidiary of Touchstone Canada, in consideration for which we issued 7,000,000 shares of our common stock to Touchstone Canada. Touchstone Texas is an oil and gas exploration company historically focused on projects located in the Permian Basin, the East Texas Basin, and the Texas and Louisiana Gulf Coast.

         Also on March 23, 2004: (i) Touchstone Louisiana, Inc., a Delaware corporation and one of our wholly-owned subsidiaries ("Touchstone Louisiana"), purchased a 10% membership interest in LS Gas, LLC, a Delaware limited liability company, from Touchstone Canada, in consideration for which we issued 100,000 shares of common stock to Touchstone Canada, (ii) Touchstone Vicksburg, Inc., a Delaware corporation and one of our wholly-owned subsidiaries ("Touchstone Vicksburg"), purchased a 10% limited partnership interest in PHT Vicksburg, L.P., a Delaware limited partnership ("PHT Vicksburg"), from Montex Exploration, Inc., a Delaware corporation and one of our shareholders ("Montex"), for

$48,000, and (iii) Touchstone Awakino, Inc., a Delaware corporation and one of our wholly-owned subsidiaries ("Touchstone Awakino"), purchased a 4.6% membership interest in Awakino South Exploration, LLC, a Delaware limited liability company ("Awakino South"), from Montex for $150,000.

         On March 24, 2004, we purchased a 75% membership interest in Knox Gas, LLC ("Knox Gas"), a Delaware limited liability company that owns a 99% limited partnership interest in Knox Miss. Partners, L.P., a Delaware limited partnership ("Knox Miss LP"), and we purchased a one percent (1%) membership interest in Knox Miss., LLC, a Delaware limited liability company and the general partner in Knox Miss LP ("Knox Miss LLC"), each from FEQ Gas, LLC, a Delaware limited liability company ("FEQ Gas"), in consideration for which we agreed to make capital contributions to Knox Gas in the amount of $5,000,000 to fund Knox Gas' obligations under a secured promissory note due from Knox Gas to Endeavour International Corporation, a Nevada corporation ("Endeavour").

         On March 26, 2004, we made an initial capital contribution of $475,000 to PHT Stent Partners, L.P., a Delaware limited partnership ("PHT Stent"), in exchange for a 23.95% limited partnership interest in PHT Stent, and on April 4, 2004, we made an initial capital contribution of $550,000 to PHT Wharton Partners, L.P., a Delaware limited partnership ("PHT Wharton"), in exchange for a 24.53% limited partnership interest in PHT Wharton.

         On April 30, 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf from Endeavour, in consideration for which we agreed to pay Endeavour $250,000 and issue a note payable to Endeavour in the amount of $2 million.

DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES

         Set forth below is a description of the Company's significant drilling, exploration and production activities, including the number of gross wells and net wells in the process of being drilled (including wells temporarily suspended), waterfloods in the process of installation, pressure maintenance operations and other related operations of material importance, by appropriate geographic region, all as of April 26, 2004. References to wells in the process of being drilled include only those wells actually being drilled as of such date. No information has been provided regarding wells the Company plans to drill but had not yet commenced drilling as of April 26, 2004.

PHT Vicksburg, L.P.

         We own a 10% limited partnership interest in PHT Vicksburg and are the operator of the underlying prospects. PHT Vicksburg owns a leasehold interest in over 4,000 acres in the Oligocene Vicksburg Formation. This formation is located in the southern part of the U.S. Gulf Coast and is believed to contain petroleum reservoirs in the Rio Grande embayment. This region encompasses both South Texas and northeastern Mexico in Starr and Hidalgo Counties. Depths for the prospects range from 6,000 feet to 11,000 feet. To date, two (2) wells have been drilled and completed and the drilling of a third well is currently in process.
Historically, approximately 400 fields in this trend owned and operated by non-Company affiliated entities have produced over 300 million barrels of oil, 30 million barrels of condensate, and 5 trillion cubic feet of gas.

Louisiana Shelf Partners, L.P.

         We own a 24.9975% limited partnership interest in Louisiana Shelf Partners, L.P. ("Louisiana Shelf"), and a 10% membership interest in LS Gas, LLC, which owns a 24.99% limited partnership interest in Louisiana Shelf and a one percent (1%) general partnership interest in Louisiana Shelf. We will also be the operator of the prospects underlying such interests. Louisiana Shelf is engaged in an exploration program involving 2 lease areas covering portions of East Cameron Offshore Blocks 4 and 17. The leases are located in Louisiana state waters between 1 and 3 miles offshore, where water depths range from 10 to 35 feet, in the transition zone of the south Louisiana producing region. This region encompasses the onshore and in-land waters of southern Louisiana lying in the southern half of the state, and is one of the most prolific oil and natural gas producing sedimentary basins in the world. Our leases cover over 1,730 acres and are positioned peripheral to and amongst two producing gas fields. To date, certain wells in these lease areas owned and operated by non-Company affiliated entities have produced over 25 billion cubic feet of gas, and certain reservoirs in these lease areas have a considerable wet gas component.

PHT Wharton Partners, L.P.

         We own a 24.53% limited partnership interest in PHT Wharton Partners, L.P. ("PHT Wharton") and are the operator of the underlying prospects. PHT Wharton owns a leasehold interest in 767 acres in the Colorado Bend, which is part of a trend that has been producing gas for over 50 years. The prospect is less than 30 miles west of Houston in the northern part of Wharton County, Texas. Production occurs at a depth of between 3,000 feet and upwards of 13,000 feet from sandstone reservoirs in the Paleocene Wilcox, Eocene Yegua and the Oligocene Frio formations. From 1999 to the date of our purchase of this interest, 8 wells had been completed on these lease areas, with cumulative historical production ranging from 2.5 to 5.1 billion cubic feet of gas and 100,000 to 256,000 barrels of oil. Historically, initial daily rates for wells in this trend owned and operated by non-Company affiliated entities have ranged from 1.6 to 9.6 million cubic feet of gas per day and 100 to 533 barrels of oil per day. We expect to complete the drilling of our initial well on this property by the middle of May 2004.

PHT Stent Partners, L.P.

         We own a 23.95% limited partnership interest in PHT Stent Partners, L.P. ("PHT Stent"). PHT Stent is a participant in a group of independent oil and gas companies led by Discovery Geo (Australia) Corporation that is exploring the Taranaki Basin. The Taranaki Basin lies offshore along the western side of New Zealand's North Island and is the premier hydrocarbon province in New Zealand. The group currently controls nearly 2 million acres in five government license areas in the basin. The PHT Stent Prospect is located onshore on the southern tip of the Taranaki basin and has objective formations with reserve sizes ranging from 60 million to over 200 million barrels of oil and gas equivalent. We intend to commence drilling the initial well on this prospect in July 2004.

Awakino South Exploration Corp, LLC.

         We own a 9.14% membership interest in Awakino South. Awakino South is a participant in a group led by Discovery Geo (Australia) Corp. in the exploration of the Taranaki Basin in New Zealand. The Awakino concession contains 355,000 acres and includes the Awakino South Prospect and the Kahu Prospect. The Awakino South Prospect, or the "Big Bump," is a large structure that folded Eocene aged sediments above a late Tertiary-aged thrust fault. The objectives for the prospect are shallow marine sandstones of the Kapuni Group, which is the main producing interval in the basin. The Kahu Prospect, or the "Floor Fan," is believed to be a shelf bypassed turbidite sequence positioned basin-ward off the Awakino South Prospect. Depths for each of these prospects are estimated to be approximately 9,000 feet. The drilling of the first exploratory well is expected to be completed by the end of 2004.

Knox Miss. Partners, L.P.

         We own a 75% membership interest in Knox Gas, which owns a 99% limited partnership interest in Knox Miss LP, and a one percent (1%) membership interest in Knox Miss LLC, which is the general partner in Knox Miss LP. Knox Miss LP owns a leasehold interest in a 120,000-acre position in the Black Warrior Basin of northern Mississippi with Clayton Williams Energy, Inc. of Midland Texas. Targeted objectives in the Black Warrior Basin are Pennsylvanian sands, Mississippian aged carbonates and sands and Ordovician dolomites. Prospects range in depth from 7,000 feet to 15,000 feet. At the time of our purchase of these interests, eleven wells in the field owned and operated by non-Company affiliated entities were producing at a daily rate of 32 million cubic feet of gas per day, and reserves for the field were estimated to exceed 100 billion cubic feet of gas.

OPERATOR ACTIVITIES

         The Company acts as the operator of PHT Vicksburg, PHT Wharton and Louisiana Shelf projects, and may in the future act as the operator of additional properties in which the Company acquires an interest.

CUSTOMERS

         The principal target customers for our crude oil production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck or barge crude oil to storage, refining or pipeline facilities.

         The principal target customers for our gas production are expected to be pipelines, utilities, gas marketing firms, industrial users and local distribution companies. We intend to use existing gathering systems and interstate and intrastate pipelines are used to consummate gas sales and deliveries.

MARKETING

         We intend to sell our oil and natural gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual.

TITLE TO PROPERTIES

         We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of such properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

         As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. We rely upon the brokers of the properties to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

COMPETITION

         The oil and natural gas business is highly competitive. We compete with private, public and state-owned companies in all facets of the oil and natural gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

         Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

REGULATION

         General. The availability of a ready market for oil and gas projection depends upon numerous factors beyond our control. These factors include state and federal regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

         Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Production operations are affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

         Sales of Oil and Natural Gas. Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

         Sales of any natural gas that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by FERC under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

         Pipelines. Pipelines that we use to gather and transport our oil and gas will be subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

         State Restrictions. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

         Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales. In addition, in the event we conduct operations on federal or state oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management or the Minerals Management Service or other appropriate federal or state agencies.

         Other. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

ENVIRONMENTAL

         General. Our activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control in the United States and may be subject to similar laws and regulations in New Zealand. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating such facilities.

         Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products

         Waste Disposal. We currently own or lease, and intend in the future to own or lease, numerous properties that have been used for production of oil and gas for many years. Although we and our operators utilize operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been disposed of or released on or under the properties that we currently own or lease or properties that we may in the future own or lease. In addition, many of these properties have been operated by third parties over whom we had no control as to such entities' treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties have become stricter in recent years. Under new laws, we could be required to remediate property, including ground water, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

         We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

         CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course of our operations, we may have generated and may generate wastes that fall within CERCLA's definition of Hazardous Substances. We may in the future be an owner of facilities on which Hazardous Substances have been released by previous owners or operators of our properties that are named as potentially responsible parties related to their ownership or operation of such property.

         Air Emissions. Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells, gas plants and electric generating facilities generate volatile organic compounds and nitrogen oxides. Some of our producing wells may be in counties that are designated as non-attainment for ozone and may be subject to restrictive emission limitations and permitting requirements. If the ozone problems in the applicable states are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources, although we believe that in the latter cases we would have enough permitted or permittable capacity to continue our operations without a material adverse effect on any particular producing field.

         Clean Water Act. The Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations what may require us to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

         Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA"), which amends and augments oil spill provisions of the Clean Water Act, and similar legislation enacted in Texas, Louisiana and other coastal states, impose certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters and adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility or vessel that is a source of an oil discharge or poses the substantial threat of discharge, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs, remediation of environmental damage and a variety of public and private damages. OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs of a potential spill. Few defenses exist to the liability imposed by OPA. In the event of an oil discharge, or substantial threat of discharge from our properties, vessels and pipelines, we may be liable for costs and damages.

         We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

INSURANCE

         In those projects for which we are an operator, we maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. In those projects for which we are not the operator, but in which we own a non-operating interest directly or own an equity interest in a limited partnership that owns a non-operating interest, the operator for the prospect maintains insurance to cover our operations. We believe the coverage and types of insurance maintained by the operators for such prospects are adequate and therefore, have not acquired our own insurance for such prospects. However, the occurrence of a significant adverse event on such prospects, the risks of which are not fully covered by the applicable operator's insurance, could have a material adverse effect on our ownership interests and, as a result, have a material adverse effect on our financial condition and results of operations.

SEASONALITY

         Generally, but not always, the demand for oil and natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. While we do not expect seasonal fluctuations in the demand for oil and gas to have a material effect on our future sales of oil and gas.

EMPLOYEES AND CONSULTANTS

         We currently have one employee who serves as our Chief Executive Officer, Treasurer and Secretary. We utilize the services of approximately six
(6) consultants who provide, among other things, technical support and accounting services to the Company. We anticipate retaining additional personnel during the next 12 months.

                                  RISK FACTORS

         The following risk factors, among others, may affect the Company's financial condition and results of operations.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY IMPLEMENTING A NEW BUSINESS PLAN.

         We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our new business plan. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

THE SUCCESSFUL IMPLEMENTATION OF OUR NEW BUSINESS PLAN IS SUBJECT TO RISKS INHERENT IN THE OIL AND GAS BUSINESS.

         Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

EXPANSION OF OUR OPERATIONS WILL REQUIRE SIGNIFICANT CAPITAL EXPENDITURES FOR WHICH WE MAY BE UNABLE TO PROVIDE SUFFICIENT FINANCING.

         We intend to make capital expenditures far in excess of our existing capital resources to exploit our existing reserves and to discover new oil and gas reserves. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our corporate development and investment strategies. We plan to obtain the future funding that we will need through debt and equity markets, but we cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

         We also intend to make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests.

WE EXPECT OUR OPERATING EXPENSES TO INCREASE SUBSTANTIALLY IN THE FUTURE AND MAY NEED TO RAISE ADDITIONAL FUNDS.

         We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our new business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

IF WE ARE UNABLE TO SATISFY OUR DEBT OBLIGATIONS TO THIRD PARTIES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         As of the date of this report, we had indebtedness to third parties in the aggregate amount of approximately $10.2 million. This indebtedness consists primarily of promissory notes in the aggregate principal amount of approximately $9.7 million. The presence of this indebtedness may have a negative effect on our ability to obtain additional financing. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

OUR FUTURE PERFORMANCE IS DEPENDENT UPON OUR ABILITY TO IDENTIFY, ACQUIRE AND DEVELOP OIL AND GAS PROPERTIES.

         Our future performance depends upon our ability to find, develop and acquire oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves or generate revenues. No assurance can be given that we will be able to find and develop or acquire reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business.

         The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures or and work interruptions. In addition, the costs of exploitation and development may materially exceed initial estimates.

         We can provide you with no assurance that oil and gas will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered in commercial quantities. We do not have an established history of locating and developing properties that have oil and gas reserves.

WE RELY HEAVILY UPON RESERVE ESTIMATES WHEN DETERMINING WHETHER OR NOT TO INVEST IN A PARTICULAR OIL OR GAS PROPERTY.

         The oil and gas reserve information that we use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of uncertainty. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves usually differ from estimates.

         Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and natural gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, ability to transport oil and natural gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. A negative change in any one or more of these factors could result in quantities of oil and natural gas previously estimated as proved reserves becoming uneconomic. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

         In addition, the 10% discount factor, which is required by the Securities and Exchange Commission ("SEC") to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interests rates in effect from time to time and risks associated with us or the oil and gas industry in general.

OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL AND GAS FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL.

         The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.

There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

         In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

MARKET FLUCTUATIONS IN THE PRICES OF OIL AND GAS COULD ADVERSELY AFFECT OUR BUSINESS.

         Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, an the environmental and access issues that limit future drilling activities for the industry.

         Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

         Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RETAIN OUR LEASES AND WORKING INTERESTS IN LEASES.

         Some of our properties are held under leases and working interests in leases. If we or the holder of the lease fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or our working interest relating to a lease may harm our business. Some of our property interests will terminate unless we fulfill certain obligations under the terms of our agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

         In addition, we will need significant funds to meet capital calls, drilling and production costs on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, we expect to incur capital calls and production costs of approximately $4.6 million with respect to our various limited partnership and limited liability company interests during the next 12 months. If any of the other owners of the leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in our limited partnerships or limited liability companies, respectively, fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

TITLE DEFICIENCIES COULD RENDER OUR LEASES WORTHLESS.

         The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we intend to lease, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the leases. Such deficiencies may render the lease worthless.

IF WE OR OUR OPERATORS FAIL TO MAINTAIN ADEQUATE INSURANCE, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. Any offshore operations that we engage in will be subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

         For the projects for which we act as the operator, we maintain insurance coverage for our operations with policy limits and retention liability customary in the industry, including limited coverage for sudden environmental damages and for existing contamination. We do not believe that insurance coverage for environmental damages that occur over time or insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. As a result, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages.

         In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators of such prospects are adequate and, therefore, have not acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

COMPLYING WITH ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS COULD BE COSTLY AND COULD NEGATIVELY IMPACT OUR PRODUCTION.

         Our business is governed by numerous laws and regulations at various levels of government in the countries in which we operate. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

         Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

         The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE.

         The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

OUR INTERNATIONAL INVESTMENTS IN OIL AND GAS INTERESTS MAY BE SUBJECT TO RISKS ASSOCIATED WITH THE LEGAL, TAX, ECONOMIC AND POLITICAL ENVIRONMENT OF THE COUNTRY IN WHICH THE INTEREST IS LOCATED

         Our foreign investments may be subject to certain risks, including uncertain political, economic, legal and tax environments and expropriation and nationalization of assets. We attempt to conduct our business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where we operate, but there can be no assurance that we will be successful in protecting against such risks.

         Our international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if a dispute arises with foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the United States.

         Our private ownership of oil and gas reserves under oil and gas leases in the United States differs distinctly from our ownership of oil and gas properties in foreign countries. In the foreign countries in which we may operate, the state generally retains ownership of the minerals and consequently retains control of, and in many cases participates in, the exploration and production of hydrocarbon reserves. Accordingly, operations outside the United States and estimates of reserves attributable to properties located outside the United States may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value-added taxes, production bonuses and other charges.

                           RISKS RELATED TO OUR STOCK

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

WE WILL SEEK TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

         We expect to seek to raise additional capital in the future to help fund our operations. Additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

OUR  EXISTING  STOCKHOLDERS  WILL  EXPERIENCE   SUBSTANTIAL  DILUTION  OF  THEIR
OWNERSHIP  INTERESTS  DUE TO THE  ISSUANCE  OF  ADDITIONAL  SHARES OF OUR COMMON
STOCK.

         We currently have 50,000,000 shares of common stock issued and outstanding. As of April 26, 2004, we had issued and outstanding warrants and convertible promissory notes convertible into 7 million shares of common stock. Some of these securities contain anti-dilution provisions that will result in the issuance of additional shares in the event we sell additional shares of our common stock at a price less than $1.00 per share. In addition, we are in the process of issuing additional warrants and convertible promissory notes in a private offering. In the event that the maximum number of warrants and convertible promissory notes not yet sold are issued in this private offering, such securities will be convertible into 13.35 million shares of common stock. The issuance of these shares of common stock may result in substantial dilution to the equity interests of our existing stockholders.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK.

         Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 38% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal offices are located 111 Presidential Boulevard, Suite 165, Bala Cynwyd, PA 19004. This office space is provided to us without charge by Stephen P. Harrington, our sole officer and director. We also have offices located at 5858 Westheimer, Suite 708, Houston, Texas 77057. We rent this office space for approximately $8,000 per month. We believe our current offices will be adequate for the foreseeable future.

         Our oil and gas properties  consist  primarily of oil and gas wells and
our  ownership  in  leasehold  acreage,   both  developed  and  undeveloped.   A
description of our oil and gas properties and interests is set forth below.

GENERAL

         We entered into the oil and natural gas business on March 15, 2004. Accordingly, (i) we did not engage in any production activities during the fiscal years ended December 31, 2003 and 2002 or for the period commencing March 11, 2001 (inception) to December 31, 2001, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 ("SFAS 69"), and (ii) we did not engage in any drilling activities during the fiscal years ended December 31, 2003 and 2002 or for the period commencing March 11, 2001 (inception) to December 31, 2001.

         We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three (3) years, and have not filed any information or reports with any federal authority or agency since January 1, 2003, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

PRODUCTIVE WELLS

         Set forth below are the total gross and net productive wells, expressed separately for oil and gas, all as of April 26, 2004. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one; and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well.

                                                        Oil                               Gas
                                                 Gross  ---    Net                Gross   ---    Net
                                                 -----         ---                -----          ---
Louisiana                                         ---          ---                 ---           ---
Mississippi                                       ---          ---                 ---           ---
Texas                                             ---          ---                  2            .04

New Zealand                                       ---          ---                 ---           ---
                                               ----------    ---------           ---------    ----------

        Total Productive Wells                    ---          ---                  2            .04
                                               ==========    =========           =========    ==========

         A productive well is considered to include an exploratory well, development well, producing well and well capable of production, but does not include a dry well. A gross well is a well in which a working interest is owned, and a net well is the result obtained when the sum of fractional ownership working interests in gross wells equals one. The number of gross wells is the total number of wells in which a working interest is owned, and the number of net wells is the sum of the factional working interests owned in gross wells expressed as whole numbers and fractions thereof. The completion of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency. A dry well (hole) is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

ACREAGE

         The following table summarizes the Company's gross and net developed and undeveloped oil and natural gas acreage under lease as of April 26, 2004.

                                 Gross                       Net
                                 -----                       ---
Developed Acreage
        Louisiana                 ---                        ---
        Mississippi               ---                        ---
        Texas                     763                       29.35

        New Zealand               ---                        ---

Undeveloped Acreage
        Louisiana                1,730                       519
        Mississippi             104,211                     39,079
        Texas                    2,535                      335.26

        New Zealand             380,000                     34,200
                          ---------------------      ---------------------

                Total           489,239                   74,162.61
                          =====================      =====================

         A developed acre is considered to mean those acres spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net acres is the sum of the factional working interests owned in gross acres expressed as whole numbers and fractions thereof.

         Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, the Company can retain its interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which the Company has an interest are for varying primary terms; however, most of the Company's developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us, except for the following:

         On or about May 3, 2003, Knox Miss LP filed a complaint in the District Court of Harris County, Texas, 234th Judicial District against Clayton Williams Energy, Inc. (the "Defendant") as a result of Defendant's breach of that certain Exploration and Development Agreement dated on or about May 23, 2002 (the

"Agreement"). Under the Agreement, Knox Miss LP has the right to participate in a 50% share of certain leases acquired by Defendant during the term of the Agreement. Although Knox Miss LP had elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Defendant between July and December 2002 in payment of its share of the acquisition costs, in April 2003, Defendant notified Knox Miss LP that it would not permit Knox Miss LP to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss LP seeks a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases at issue and damages arising from Defendant's breach of the Agreement together with attorney's fees, interest and court costs. Defendant has denied all allegations.

         On October 31, 2003, Defendant filed a counterclaim against Knox Miss LP and a third party petition against PHT Gas, LLC ("PHT Gas") alleging that Knox Miss LP breached the Agreement by assigning an overriding royalty interest to PHT Gas in the area of mutual interest subject to the Agreement to PHT Gas. Defendant seeks a declaratory judgment establishing its rights under the Agreement and an order of specific performance compelling Knox Miss LP to convey the royalty interest to Defendant together with attorney's fees.

         The parties are currently in settlement discussions with respect to both claims and are in the process of completing a settlement agreement with respect to such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "TSNU". The first reported trade in the Company's common stock occurred on August 25, 2003. The following table sets forth the range of high and low bid prices per share of the Company's common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

         2003                                      High    Low

         Quarter ended December 31, 2003           $.10    $.10
         Quarter ended September 30, 2003           .10     .10

         The last price of the Company's common stock as reported on the OTC Bulletin Board on April 26, 2004 was $1.69 per share. This price reflects a twenty-five (25) for one (1) forward stock split effective March 19, 2004

HOLDERS

         As of April 26, 2004 the number of stockholders of record of the Company's common stock was 54.

DIVIDENDS

         The Company has not paid any cash dividends on our common stock to date, and has no intention of paying such cash dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

1. In March 2004, we commenced a private offering of up to $12 million of units comprised of convertible promissory notes and warrants. The principal amount and all accrued interest due under the notes is convertible into shares of common stock at a conversion price of $1.00 per share, and each warrant is exercisable into one share of Common Stock at an exercise price of $2.00 per share, each subject to adjustment. To date, $3.1 million of units has been purchased in the offering. The offering is being made to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

2. On March 23, 2004, we issued 7,000,000 shares of common stock to Touchstone Resources, Ltd, a British Columbia corporation, to purchase all of the issued and outstanding shares of common stock of Touchstone Resources USA, Inc., Texas corporation. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

3. On March 23, 2004, we issued 100,000 shares of common stock to Touchstone Resources, Ltd, a British Columbia corporation, to purchase a 10% membership interest in LS Gas, LLC. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

4. On March 23, 2004, we issued 280,000 shares of common stock to HMA Advisors. Inc., in consideration of consulting and advisory services in connection with our acquisition of Touchstone Resources USA, Inc. and interests in certain oil and gas prospects The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the

Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

5. On March 23, 2004, we issued a $2,100,000 principal amount secured convertible promissory note and a warrant to purchase 250,000 shares of commons stock to Trident Growth Fund, L.P. in consideration of gross proceeds of $2,100,000. The note is due and payable March 23, 2005, is immediately convertible at the option of the holder into shares of common stock at a conversion price of $1.00 per share and is secured by substantially all of our assets. The warrants are immediately exercisable at an exercise price of $1.00 per share and terminate ten years from the date of grant. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 6.  PLAN OF OPERATIONS

         This Plan of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "RISK FACTORS" in
Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

OVERVIEW

         We entered the oil and gas business in March 2004 upon the completion of a change in the Company's management. Following the change in management, we changed our name from The Coffee Exchange, Inc. to Touchstone Resources USA, Inc. and effected a 25-for-1 stock split of our shares of common stock.

         We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, are the most important indicators of performance success for an independent oil and gas company such as Touchstone Resources USA, Inc. We seek to build oil and gas reserves, production and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. We intend to place primary emphasis on issuances of public and private debt and equity to finance our business.

         Our ability to generate future revenues and operating cash flow will be dependent on the successful development of our inventory of capital projects, the volume and timing of our production, as well as commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings.

BUSINESS STRATEGY

         Our business strategy is to provide long-term growth in net asset value per share through the acquisition of oil and gas reserves and production. We plan on building reserve value through the careful evaluation and aggressive pursuit of oil and gas drilling and acquisition opportunities.

         Some of the key elements of our business strategy are as follows:

     o Exploit and Develop Existing Property Base. We seek to maximize the value of the properties we acquire by developing and exploiting properties with the highest production and reserve growth potential. We intend to perform continuous field studies of such properties using advanced technologies, and seek to minimize costs by controlling operations to the extent possible.

     o   Selectively  Grow  Through  Exploration.  We  are  in  the  process  of implementing an active exploration program that is designed to complement our exploitation and development efforts with exploration projects offering superior reserve potential. We utilize 2-D and 3-D seismic data and other technical applications, as appropriate, to manage our exploration risks.

     o Pursue Strategic Acquisitions. We seek to leverage our extensive regional knowledge base by acquiring leasehold acreage and producing or non-producing properties in areas, such as Louisiana and Texas, that are in mature fields with complex geology that have multiple reservoirs and existing infrastructure.

     o Joint Venture Formation. We may seek to form joint ventures and seek joint venture partners in order to reduce our investment in a particular project and share the costs of operating the prospect.

     o Rationalize Property Portfolio. We intend to rationalize the portfolio of properties we acquire by selling marginal properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

RESEARCH AND DEVELOPMENT; EMPLOYEES

         We anticipate that our research and development efforts over the next 12 months will be limited to our analysis of 2-D and 3-D seismic data and other technical applications to identify prospects and develop properties having the highest production and reserve growth potential. We also anticipate that the number of employees and consultants that we will utilize will increase over the next 12 months as we continue to implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         We are a development stage company with no significant operating history. Our principal requirements for cash are for working capital needs for existing operations, costs of development of oil and gas properties, and the acquisition of oil and gas properties. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution, nor do we expect to during the next twelve months. We expect to raise all necessary capital through public and private placements of debt or equity securities, property divestitures and joint ventures with industry participants.

         On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Convertible Note") and warrants to Trident Growth Fund, LP ("Trident"). The Convertible Note is due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti dilution provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply and various negative covenants which prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. Trident subsequently waived compliance with certain negative covenants contained in the Convertible Note that would have been breached upon our issuance of convertible notes in our private placement of up to $12 million of convertible notes and warrants (described below), and waived compliance with all financial covenants contained in the Convertible Note until the maturity date of the convertible notes issued in the private placement.

         In connection with the issuance of the Convertible Note, we issued warrants to Trident to purchase 250,000 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.00 per share (subject to adjustment pursuant to anti dilution provisions of the warrant) and terminate 10 years from the date of grant.

         During April 2004, we raised gross cash proceeds of approximately $3,100,000 through the issuance of convertible notes and warrants in a private placement which is continuing. The notes automatically convert into shares of common stock at a conversion price of $1.00 per share upon the effective date of an amendment to our certificate of incorporation to increase the number of shares we are authorized to issue. We intend to raise up to an additional $8.9 million in this offering.

         The forgoing constitutes our principal sources of financing during the past twelve months.

         We recently purchased interests in the various oil and gas limited partnerships and limited liability companies for consideration consisting of a combination of cash, shares of our common stock and promissory notes. We issued promissory notes in the following amounts to purchase interests in the following entities:

     o   a $2,000,000 note for the purchase of our interest in Louisiana  Shelf;
         and

     o   a $3,000,000 note for the purchase of our interest in Knox Gas.

         In addition, we will need significant funds to meet capital calls, drilling and production costs on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, we expect to incur capital calls and production costs with respect to our various limited partnership and limited liability company interests during the next 12 months as follows (each amount an approximation):

     o $300,000 for exploration costs on PHT Vicksburg over the next 12 months;

     o   $1.2 million for exploration costs on Louisiana Shelf by June 30, 2004;

     o   $2 million for exploration costs on Knox Gas over the next 12 months;

     o   $400,000 for exploration costs on PHT Wharton over the next 12 months;

     o $500,000 for exploration costs on PHT Stent over the next six (6) months; and

     o $150,000 for exploration costs on Awakino South over the next six (6) months.

         If any of the other owners of the leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in our limited partnerships or limited liability companies, respectively, fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

         We will need approximately $5 million to execute our business plan and satisfy capital calls, drilling and production costs. In addition, we will need approximately $10.2 million to repay our outstanding indebtedness during the next twelve months. Based on available cash resources, the completion of the current private offering of our securities and projected revenue from our various oil and gas projects, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels for the next twelve months. However, if we locate additional prospects for acquisition, experience cost overruns at our prospects or fail to generate projected revenues, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interest in certain prospects.

CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

         Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

         Our recent entrance into the oil and gas business subjects us to new accounting policies that we were not previously subject to. We believe that the following significant accounting policies will be most critical to an evaluation of our future financial condition and results of operations.

Proved Oil and Natural Gas Reserves

         Proved reserves are defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by the Company.

         Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increase recovery will be achieved.

         Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

         Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and estimates of engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

Successful Efforts Accounting

         The Company intends to utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charge to expense when incurred.

Impairment of Properties

         We review our proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair value of the asset which is estimated to be the expected present value of future net cash flows from proved reserves, utilizing a risk-free rate of return. The Company cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Property Retirement Obligations

         The Company is required to make estimates of the future costs of the retirement obligations of its producing oil and gas properties. This requirement necessitates the Company to make estimates of its property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

Income Taxes

         The Company is subject to income and other related taxes in areas in which it operates. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by the Company. The Company will periodically evaluate its tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in its financial statements.

ITEM 7. FINANCIAL STATEMENTS



                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)



                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report L J Soldinger Associates                          2

Independent Auditors' Report Stonefield Josephson                              3

Balance Sheets                                                                 4

Statements of Operations                                                       5

Statements of Stockholders' Equity (Deficit)                                   6

Statements of Cash Flows                                                       7

Notes to Financial Statements                                                  8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Coffee Exchange, Inc.
Bala Cynwyd, Pennsylvania

We have audited the balance sheet of The Coffee Exchange, Inc. (a development stage enterprise) as of December 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of The Coffee Exchange, Inc. as of December 31, 2003, and the results of operations, stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $42,084 during 2003 and, as of December 31, 2003 had a working capital deficiency of $38,928. Also as disclosed in Note 3 to the financial statements, the Company does not currently have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES, LLC


Deer Park, Illinois
April 21, 2004

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
The Coffee Exchange, Inc.
Newport Beach, California

We have audited the accompanying balance sheet of The Coffee Exchange, Inc. (a development stage company) as of December 31, 2002 and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2002 and the period from March 5, 2001 (inception) to December 31, 2002. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Coffee Exchange, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year ended December 31, 2002 and the period from March 5, 2001 to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STONFIELD JOSEPHSON, INC.

Santa Monica, California
April 10, 2003

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                                 Balance Sheets


                                     ASSETS


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                        2003             2002
                                                                                  ----------------- ---------------
Current Assets
   Cash and cash equivalents                                                          $   91,578       $   9,401
    Prepaid expenses                                                                         741               -
                                                                                  ----------------- ---------------

Total Current Assets                                                                  $   92,319       $   9,401
                                                                                  ================= ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                                              $   31,247       $   6,245
   Convertible debenture                                                                 100,000               -
                                                                                  ----------------- ---------------

Total Current Liabilities                                                                131,247           6,245
                                                                                  ----------------- ---------------

Stockholders' Equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares
       issued and outstanding - 0 at 2003 and 2002                                             -               -
   Common stock; $.001 par value; authorized - 50,000,000 shares; shares
       issued and outstanding - 166,775,000 at 2003 and 2002 (See Note 6)                166,775         166,775
   Discount on common stock from stock split (See Note 6)                               (120,075)       (120,075)
   Deficit accumulated during the development stage                                      (85,628)        (43,544)
                                                                                  ----------------- ---------------

Total Stockholders' Equity (Deficit)                                                     (38,928)          3,156
                                                                                  ----------------- ---------------

                                                                                      $   92,319       $   9,401
                                                                                  ================= ===============

   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Statements of Operations

                                                                            For the Years               March 5, 2001
                                                                         Ended December 31,            (Inception) to
                                                                 ------------------------------------   December 31,
                                                                       2003                2002             2003
                                                                 ------------------  ----------------  ----------------
Revenues                                                               $       -          $      -          $      -

General and Administrative Expenses                                       35,837            25,026            79,381
                                                                 ------------------  ----------------  ----------------

Loss From Operations                                                     (35,837)          (25,026)          (79,381)
                                                                 ------------------  ----------------  ----------------

Interest Expense                                                           6,247                 -             6,247
                                                                 ------------------  ----------------  ----------------

Net Loss to Common Stockholders                                       $  (42,084)        $ (25,026)        $ (85,628)
                                                                 ==================  ================  ================

 Net Loss Per Common Share - Basic and Diluted                        $    (0.00)        $   (0.00)
                                                                 ==================  ================

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                                   166,775,000       166,775,000
                                                                 ==================  ================

   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Statements of Stockholders' Equity (Deficit)

                                                                        Discount           Deficit
                                                                           On            Accumulated
                                                                      Common Stock       During the           Total
                                             Common Stock              from Stock        Development      Stockholders'
                                         Shares         Amount            Split             Stage        Equity (Deficit)
                                     --------------- -------------- ------------------ ----------------  -----------------
Balance at March 5, 2001
  (Date of Inception)                           -        $     -          $       -        $       -          $       -

Issuance of founders' shares
  for services at $0.00004
  per share in March 2001              58,125,000         58,125           (55,800)                -              2,325

Issuance of common stock
  for services from a director at
  $0.00004 per share in May 2001       83,125,000         83,125           (79,800)                -              3,325

Issuance of stock for cash at
  $0.002 per share during June
  through December 2001,
  net of costs                         25,525,000         25,525             15,525                -             41,050

Net loss                                        -              -                  -          (18,518)           (18,518)
                                     --------------- -------------- ------------------ ----------------  -----------------

Balance at December 31, 2001          166,775,000        166,775          (120,075)          (18,518)            28,182
                                     --------------- -------------- ------------------ ----------------  -----------------

Net loss                                        -              -                  -          (25,026)           (25,026)
                                     --------------- -------------- ------------------ ----------------  -----------------

Balance at December 31, 2002          166,775,000        166,775          (120,075)          (43,544)             3,156
                                     --------------- -------------- ------------------ ----------------  -----------------

Net loss                                        -              -                  -          (42,084)           (42,084)
                                     --------------- -------------- ------------------ ----------------  -----------------

Balance at December 31, 2003          166,775,000      $ 166,775      $   (120,075)      $   (85,628)      $    (38,928)
                                     =============== ============== ================== ================  =================

   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            Statements of Cash Flows

                                                                             For the Years Ended
                                                                                December 31,              March 5, 2001
                                                                       --------------------------------   (Inception) to
                                                                            2003             2002       December 31, 2003
                                                                       ---------------  --------------- -------------------
Cash Flows from Operating Activities
    Net loss                                                              $ (42,084)      $  (25,026)       $    (85,628)
    Adjustments to reconcile net loss to net cash used in operations
       Shares issued for services rendered                                        -                -               5,650
    Changes in assets and liabilities
         (Increase) in assets
         Prepaid expenses                                                      (741)               -                (741)
         Increase in liabilities
         Accounts payable and accrued expenses                               25,002           (1,623)             31,247
                                                                       ---------------  --------------- -------------------

Net Cash Used in Operating Activities                                       (17,823)         (26,649)            (49,472)
                                                                       ---------------  --------------- -------------------

Cash Flows From Financing Activities
    Advances from stockholder                                                     -                -              10,000
    Repayments to stockholder                                                     -                -             (10,000)
    Proceeds from convertible debenture                                     100,000                -             100,000
    Proceeds from issuance common stock issued, net of issuance costs             -                -              41,050
                                                                       ---------------  --------------- -------------------

Net Cash Provided by Financing Activities                                   100,000                -             141,050
                                                                       ---------------  --------------- -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                         82,177          (26,649)             91,578

Cash and Cash Equivalents, Beginning of Period                                9,401           36,050                   -
                                                                       ---------------  --------------- -------------------

Cash and Cash Equivalents, End of Period                                 $   91,578        $   9,401        $     91,578
                                                                       ===============  =============== ===================

   The accompanying notes are an integral part of these financial statements.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

The Coffee Exchange, Inc. (the "Company") was incorporated under the laws of Delaware on March 5, 2001. The Company intended to develop Internet cafes in Orange County, California that would feature Internet and electronic mail access along with coffee, pastries and related items. However, the Company was unable to implement this plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

DEVELOPMENT STAGE ENTERPRISE

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash and equivalents and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the convertible debenture is recorded at its face value.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). As of December 31, 2003, there were 1,000,000 common shares potentially issuable, using a nominal share price of $0.10, upon the conversion of the convertible debenture which were not included in the loss per share calculator.

The number of shares of common stock and the loss per share for the years ended December 31, 2003 and 2002 have been updated to reflect the 25 to 1 stock split effected in March 2004 (See Note 8).

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIE"s). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise is required to consider the rights and obligations conveyed by its variable interests in making this determination. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.


NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. Also, liabilities exceeded its assets and the Company has also incurred additional debt in the subsequent period. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that the completion of its private offerings of securities and its projected revenues from oil and gas operations will provide sufficient funds to fund its operations through December 2004. The Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in oil and gas prospects, complete other acquisitions and continue its operations.

The Company's ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 4 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31, 2003:

      Deferred tax asset
          Tax benefit arising from net operating loss carryforward              $   20,100

      Less valuation allowance                                                     (20,100)
                                                                             ----------------

      Net deferred tax asset                                                      $      -
                                                                             ================


Income tax benefit (liability) consists of the following at December 31, 2003:

      Deferred
      Federal and state benefit of net operating loss carryforward              $   20,100

      Less valuation allowance                                                     (20,100)
                                                                             ----------------

      Income Tax Benefit                                                          $      -
                                                                             ================

As of December 31, 2003, the Company had losses which resulted in net operating loss ("NOL") carryforwards for tax purposes amounting to approximately $47,784 that may be offset against future taxable income. These NOL carryforwards expire beginning 2021 through 2023. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings (see Note 8).

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $20,100 as of December 31, 2003.

The following table presents the principal reasons for the difference between the Company's effective tax rates and of United States federal statutory income tax rate of 35% at December 31, 2003:

      Federal income tax benefit at statutory rate                              $   14,700
      State income tax benefit (net of effect of federal benefit)                    3,400
      Change in valuation allowance                                                (18,100)
                                                                             ----------------

      Income Tax Benefit                                                          $      -
                                                                             ================

      Effective Income Tax Rate                                                        0 %
                                                                             ================

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 5 - CONVERTIBLE DEBENTURE

In March 2003, the Company issued a $100,000, 8% convertible debenture due March 27, 2004. All or any portion of the convertible debenture can be converted at any time into fully paid and nonassessable shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock indebtedness is the market price of the Company's common stock at the time of conversion. The Company is obligated to adjust the conversion price and number of shares to be issued under the convertible debenture (i) if the Company consolidates with, merges into or sells substantially all of its assets to another company, (ii) if the Company changes, by subdivision, combination or reclassification of securities, any of the securities purchasable under this convertible debenture, or (iii) if the Company issues and sells or otherwise distributes any shares of its common stock (otherwise than as provided in (ii)) at a price per share that is less than the conversion price in effect at the time of such issuance. Cash proceeds from the convertible debenture amounted to $100,000. As of December 31, 2003, the principal amount of $100,000 along with $6,247 in accrued interest remained outstanding. On March 12, 2004, the company repaid the principal amount of the convertible debenture and the accrued interest was forgiven by the debt holder. (See Note 8).

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has not issued any of its authorized shares of preferred stock as of December 31, 2003.

COMMON STOCK

In March 2004, the Company effected a 25 for 1 common stock split without changing the par value or the authorized number of shares of its common stock (See Note 8). Under US GAAP, a stock split effected after the Company's year end is required to be treated as if it had occurred as of the balance sheet date. The financial statements of the Company, therefore, have reflected the stock split as if it occurred at the date of inception. In addition, under US GAAP, a stock split increases the amount assigned to common stock by the increase in the number of shares multiplied by the par value of the common stock of the Company, and decreases paid-in-capital by the same amount. As a result, the stock split of the Company had the effect of increasing the amount assigned to common stock in excess of the total amount paid for or the value assigned to the common stock, which resulted in the Company recording a discount on common stock as of December 31, 2003 and 2002.

In March 2001, the Company issued 141,250,000 shares of its $.001 par value common stock in exchange for services to incorporate the Company. The services were valued at $5,650, which was deemed to be the fair value at inception. In May 2001, the Board of Directors declared that the Company had not received consideration for the issuance of 83,125,000 shares of the previously issued shares and canceled those shares, leaving 58,125,000 shares totaling $2,325. The Company has not recognized the issuance of the cancelled shares in the financial statements.

In May 2001, the Company issued 83,125,000 shares of its $.001 par value common stock in exchange for services valued at $3,325. These shares were issued to a Director and Secretary of the Company and were valued using consideration received, which was deemed to be the fair value.

In June 2001, the Company commenced a private placement of its common stock. From June to December 2001, the Company issued 25,525,000 shares of its $.001 par value common stock for $51,050 in cash, which was deemed to be the fair value. Costs related to the private placement amounted to $10,000, which were netted against the proceeds from the private placement, resulting in net proceeds of $41,050.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office space and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 8 - SUBSEQUENT EVENTS

On March 15, 2004, the Company entered into stock purchase agreements with Scott Yancey and George Sines, the Company's founding stockholders, pursuant to which the Company purchased 116,775,000 shares of common stock for $2,000. The Company subsequently cancelled those shares. The founding stockholders concurrently entered into secondary stock purchase agreements with Stephen P. Harrington, pursuant to which they sold their remaining 16,350,000 shares of common stock of the Company. The founding stockholders subsequently resigned from their positions as officers and directors of the Company. As a result of Stephen P. Harrington's acquisition of 32.7% of the then issued and outstanding shares of common stock of the Company and his appointment as the successor officer and director of the Company, a change of control may be deemed to have occurred.

On March 18, 2004, the Company changed its name from "The Coffee Exchange, Inc." to "Touchstone Resources USA, Inc."

On March 19, 2004, the Company effected a twenty-five for one common stock split (see Note 6).

On March 23, 2004, Stephen P. Harrington cancelled 7,380,000 shares of common stock.

On March 23, 2004, the following transactions were consummated:

      (a) Pursuant to a Stock Purchase Agreement by and between the Company and Touchstone Resources, Ltd., a British Columbia corporation ("Touchstone Canada"), the Company purchased 100% of the issued and outstanding shares of capital stock, no par value per share, of Touchstone Resources USA, Inc., ("Touchstone USA") a development stage Texas corporation and wholly-owned subsidiary of Touchstone Canada (the "Acquisition"). As consideration for the Acquisition, the Company issued 7,000,000 shares of its common stock to Touchstone Canada. As a result of the Acquisition, the Company became engaged in oil and gas exploration, development and production and the acquisition of producing properties focusing on projects located in Texas, Louisiana and other traditional oil and gas producing states in the Southern United States, as well as in New Zealand. Upon the consummation of the Acquisition, the Company paid an advisory fee to HMA Advisors, Inc. consisting of 280,000 shares of its common stock.

      (b) Pursuant to an Interest Purchase Agreement by and among the Company, Touchstone Louisiana, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Touchstone Canada, Touchstone Louisiana, Inc. purchased a 10% membership interest in LS Gas, LLC, a Delaware limited liability company, from Touchstone Canada, in consideration for which the Company issued 100,000 shares of its common stock to Touchstone Canada; and

      (c) Pursuant to an Interest Purchase Agreement by and among Touchstone Vicksburg, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Touchstone Awakino, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Montex Exploration, Inc., a Delaware corporation ("Montex") and an existing stockholder of the Company: (i) Touchstone Vicksburg purchased a 10% limited partnership interest in PHT Vicksburg, L.P., a Delaware limited partnership, from Montex for $48,000, and (ii) Touchstone Awakino purchased a 4.6% membership interest in Awakino South Exploration, LLC, a Delaware limited liability company, for $150,000.

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 8 - SUBSEQUENT EVENTS (Continued)

In March 2004 the Company entered into a loan agreement to borrow $2,100,000 from Trident Growth Fund, LP ("Trident"), a Delaware limited partnership. The note is a 12% secured convertible promissory note (the "Trident Note"). The Trident Note is secured by substantially all of the assets of the Company and its subsidiaries. The Trident Note matures on March 23, 2005, however the Company has the option to redeem the Trident Note at 100% of par value at any time prior to the maturity date. Trident has the option to convert the principal amount of the Trident Note into common stock of the Company. Trident was issued a warrant to purchase 250,000 shares of the Company's common stock as additional incentive to make the loan. The warrant is exercisable immediately and expires on the earlier of March 31, 2014 or the date the Trident Note is converted to common stock. The initial conversion price of the Trident Note and the exercise price of the warrant is $1.00 subject to certain adjustment provisions. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs and will be amortized over the life of the loan.

Interest is payable in cash unless Trident elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the Trident Note has been guaranteed by the Company's subsidiaries. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. Trident subsequently waived compliance with certain negative covenants contained in the Trident Note that would have been breached upon the Company's issuance of convertible notes in the Company's ongoing private placement of up to $12 million of convertible notes and warrants, and waived compliance with all financial covenants contained in the Trident Note until the maturity date of the convertible notes issued in the private placement. Under the terms of the loan agreement, the Company is required to register the resale of all shares of its common stock issuable upon conversion of the Trident Note or exercise of the warrants, within 105 days of the date of the closing of the loan.

In March 2004, the Company repaid the principal of the convertible debenture in the amount of $100,000. The accrued interest on the debenture was forgiven by the debt holder.

In March 2004, the Company entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Stent Partners, L.P. ("PHT Stent") of which the Company is a limited partner with an approximate 23.95% interest and PHT Gas, LLC is the general partner. The Company originally contributed $200,000 to PHT Stent. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Stent may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Stent.

In March 2004, the Company invested an additional $126,000 in PHT Vicksburg Partners, L.P.

On March 25, 2004 the Company purchased a 75% membership interest in Knox Gas, LLC ("Knox Gas"), a Delaware limited liability company that owns a 99% limited partnership interest in Knox Miss Partners, L.P., ("Knox Miss LP"), and purchased a 1% membership interest in Knox Miss., LLC, a Delaware limited liability company and the general partner in Knox Miss LP ("Knox Miss LLC"), each from FEQ Gas, LLC, ("FEQ Gas"), the managing member of which was a beneficial owner of greater than 5% of the issued and outstanding shares of the Company, in consideration for which the Company agreed to make capital contributions to Knox Gas in the amount of $5 million to fund Knox Gas' obligations under a secured promissory note (the "Promissory Note") due from Knox Gas to Endeavour International Corporation ("Endeavour"). In March and April 2004, the Company paid $2,000,000 to Endeavour for partial payment of the Promissory Note.

In April 2004, the Company commenced a private placement of convertible promissory notes bearing interest at 1.58% per annum together with warrants to purchase shares of common stock in the Company at an exercise price of $2.00 per share. The notes are payable in April 2005 and subordinated to the Trident Note. The notes are mandatorily convertible into shares of the Company's common stock upon the earlier of (i) the Company's filing of an amendment to the Company's Certificate of Incorporation increasing the number of common stock the Company is authorized to issue such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock, or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of common stock such that a sufficient number of shares is

                            THE COFFEE EXCHANGE, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 8 - SUBSEQUENT EVENTS (Continued)

authorized so that all convertible notes issued in the private placement can be converted into shares of common stock. The initial conversion price of the note is $1.00 subject to certain adjustments. As of April 30, 2004, the Company had raised approximately $3.1 million under the private placement.

On April 12, 2004, the holders of a majority of the issued and outstanding shares of the Company's common stock acted by written consent to approve a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 to 150,000,000.

In April 2004, the Company contributed $350,000 to PHT Vela Partners, L.P. ("PHT Vela"). PHT Vela is a limited partnership formed in January 2004 of which the Company is a limited partner with an approximate 35.64% interest and PHT Gas, LLC is the general partner.

In April 2004, the Company invested an additional $98,000 in Awakino South Exploration, LLC.

In April 2004, the Company invested an additional $412,500 in Knox Miss Partners, L.P.

In April 2004, the Company invested an additional $275,000 in PHT Stent Partners, L.P.

In April 2004, Touchstone Louisiana, Inc. purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf Partners, LP from Endeavour, in consideration for which the Company agreed to pay Endeavour $250,000 and issue a promissory note payable to Endeavour in the amount of $2,000,000.

In April 2004, the Company made an initial capital contribution of $550,000 to PHT Wharton Partners, L.P. ("PHT Wharton") in exchange for a 24.53% limited partnership interest in PHT Wharton.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

In March 2001, the Company issued 58,125,000 shares of common stock with a fair market value of $2,325 for services.

In May 2001, the Company issued 83,125,000 shares of common stock with a fair market value of $3,325 for services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         On April 19, 2004, the Board of Directors of the Company engaged L J Soldinger Associates, LLC as its independent accountant. During the fiscal years ended December 31, 2003 and 2002, and the interim period ended March 31, 2004, the Company did not consult L J Soldinger Associates, LLC regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by L J Soldinger Associates, LLC on the Company's financial statements, and L J Soldinger Associates, LLC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company.

Name                         Age                  Positions Held
----                         ---                  --------------

Stephen P. Harrington        47          Chief Executive Officer, Treasurer,
                                         Secretary and Director

         The following is a brief summary of Stephen P. Harrington's business experience:

         Stephen P. Harrington has served as our Chairman and Chief Executive Officer, Treasurer, and Secretary since March 15, 2004. From February 2002 to February 2004, Mr. Harrington served as the Chairman and Chief Executive Officer of Endeavour International Corporation (f/k/a Continental Southern Resources, Inc.), a publicly traded oil and gas exploration company (OTC BB: EVOR) that merged with NSNV Inc., a Texas corporation, in February 2004. During his tenure at Endeavour, the company's market capitalization grew from approximately $20 million to over $250 million. Mr. Harrington has served as the President of SPH Investments, Inc. and SPH Equities, Inc., each a private investment company, since 1992. Mr. Harrington has served as an officer and director of several publicly held corporations, including BPK Resources, Inc., an oil and gas exploration company, and Astralis Ltd. (f/k/a Hercules Development Group). Mr. Harrington graduated with a BA from Yale University in 1980.

DIRECTORS' TERMS OF OFFICE

         Stephen P. Harrington was appointed as the sole member of the Board of Directors on March 15, 2004 will hold office until the next annual meeting of shareholders and the election and qualification of his successor. Directors hold office until the next annual meeting of shareholders and the election and qualification of their successor. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors acts as our audit committee. No member of our Board of Directors is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act.

         To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and upon evaluating the Company's internal controls, our Board of Directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.


ITEM 10. EXECUTIVE COMPENSATION

         Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. We have not compensated any of our officers or directors since our inception in March 2001 for services rendered to the Company, and have not yet determined what, if any, compensation will be paid to Stephen P. Harrington, our current Chief Executive Officer, Treasurer, Secretary and sole Director. Our officers and directors will be reimbursed for any out-of-pocket expenses incurred on our behalf.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 26, 2004, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.


                                         Amount and Nature
                                           of Beneficial           Percentage
Name and Address of Beneficial Owner       Ownership (1)          of Class (1)
------------------------------------       -------------          ------------
Stephen P. Harrington
111 Presidential Boulevard, Suite 165        8,970,000                17.9%
Bala Cynwyd, PA 19004

Touchstone Resources, Ltd.
5858 Westheimer, Suite 708                  7,100,000                 14.2%
Houston, Texas 77057

FEQ Investments, Inc.
2400 Fountainview                           2,900,000                 5.8%
Houston, Texas 77057

All officers and directors as a group
(3) persons                                 8,970,000                 17.9%

(1) The percentages have been calculated based on 50,000,000 shares of Common Stock outstanding on April 26, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2003, no relationships or transactions had occurred that were required to be reported under this Item 12. Subsequent to December 31, 2003, we engaged in the following transactions:

1. On March 23, 2004, Touchstone Vicksburg purchased a 10% limited partnership interest in PHT Vicksburg, L.P., a Delaware limited partnership, from Montex for $48,000, and Touchstone Awakino purchased a 4.6% membership interest in Awakino South Exploration, LLC, a Delaware limited liability company, from Montex for $150,000. On the date these transactions were completed, Montex and its affiliates were a beneficial owner of greater than five percent (5%) of the issued and outstanding shares of our common stock.

2. On March 25, 2004, we purchased a 75% membership interest in Knox Gas and a one percent (1%) membership interest in Knox Miss LLC, each from FEQ Gas, in consideration for which we agreed to make capital contributions to Knox Gas in the amount of $5 million to fund Knox Gas' obligations under a secured promissory note due from Knox Gas to Endeavour. On the date these transactions were completed, FEQ Investments was the managing member of FEQ Gas and was a beneficial owner of greater than five percent (5%) of the issued and outstanding shares of our common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this Report.


    Exhibit No.                        Exhibit                                        Method of Filing
    -----------                        -------                                        ----------------
        2.1          Stock  Purchase  Agreement  by and  between      Incorporated  by  reference to Exhibit 2.1 to the
                     Touchstone   Resources,    Ltd.   and   the      Company's  Current Report on Form 8-K filed April
                     Company, dated March 15, 2004                    15, 2004

        3.1          Certificate of Incorporation                     Incorporated  by  reference to Exhibit 3.1 to the
                                                                      Registrant's  Registration Statement on Form SB-2
                                                                      filed on   December 7, 2001

        3.2          Bylaws                                           Incorporated  by  reference to Exhibit 3.2 to the
                                                                      Registrant's  Registration Statement on Form SB-2
                                                                      filed on   December 7, 2001

       10.1          Stock Redemption Agreement,  dated February      Incorporated  by reference to Exhibit 10.1 to the
                     28, 2004,  by and between  Scott Yancey and      Company's  Current Report on Form 8-K filed March
                     the Company                                      30, 2004

       10.2          Stock Redemption Agreement,  dated February      Incorporated  by reference to Exhibit 10.2 to the
                     28, 2004, by and between George Sines,  and      Company's  Current Report on Form 8-K filed March
                     the Company                                      30, 2004

       10.3          Stock  Purchase  Agreement  dated  February      Incorporated  by reference to Exhibit 10.3 to the
                     28, 2004 between  Stephen P. Harrington and      Company's  Current Report on Form 8-K filed March
                     Scott Yancey                                     30, 2004

       10.4          Stock  Purchase  Agreement  dated  February      Incorporated  by reference to Exhibit 10.4 to the
                     28, 2004 between  Stephen P. Harrington and      Company's  Current Report on Form 8-K filed March
                     George Sines                                     30, 2004

       10.5          Interest  Purchase  Agreement,  dated March      Incorporated  by reference to Exhibit 10.1 to the
                     23,   2004,   by  and  among  the  Company,      Company's  Current Report on Form 8-K filed April
                     Touchstone  Louisiana,  Inc. and Touchstone      15, 2004
                     Resources, Ltd.




       10.6          Interest  Purchase  Agreement  dated  March      Incorporated  by reference to Exhibit 10.2 to the
                     23,   2004,   by   and   among   Touchstone      Company's  Current Report on Form 8-K filed April
                     Vicksburg,  Inc.,  Touchstone Awakino, Inc.      15, 2004.
                     and Montex Exploration, Inc.




       14.1          Code of Business Conduct and Ethics              Filed herewith

       16.1          Letter from MFRC  Accountancy  Corporation,      Incorporated  by reference to Exhibit 16.1 to the
                     certified   public   accountants,   to  the      Company's  Quarterly  Report on Form  10-QSB  for
                     Securities  and Exchange  Commission  dated      the quarter ended March 31, 2003
                     April 3, 2003

       21.1          Subsidiaries of the Registrant                   Filed herewith

       31.1          Certificate  of CEO of Registrant  required      Filed herewith
                     by  Rule  13a-14(a)  under  the  Securities
                     Exchange Act of 1934, as amended

       31.2          Certificate   of  Treasurer  of  Registrant      Filed herewith
                     required  by  Rule   13a-14(a)   under  the
                     Securities Exchange Act of 1934, as amended

       32.1          Certificate  of CEO of Registrant  required      Filed herewith
                     by  Rule  13a-14(b)  under  the  Securities
                     Exchange Act of 1934, as amended


(b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during our fiscal quarter ended December 31, 2003, and the period commencing on the date thereof and ending on the date hereof:

1. On March 15, 2004, we filed a report on Form 8-K with the SEC disclosing the deemed change in our control.

2. On April 15, 2004, we filed a report on Form 8-K with the SEC disclosing our purchase of Touchstone Texas, and our interests in LS Gas, LLC, PHT Vicksburg, L.P., and Awakino South Exploration, LLC.

3. On April 19, 2004, we filed a report on Form 8-K with the SEC disclosing the resignation of Stonefield Josephson, Inc. as our independent accountant and the engagement of L J Soldinger Associates, LLC as our new independent accountant.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      The following table presents fees for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for 2003 and fees billed for other services rendered by L J Soldinger in 2003, and professional audit services performed by Stonefield Josephson, Inc. for the audit of our annual financial statements for 2002 and fees billed for other services rendered by Stonefield Josephson, Inc. in 2002.

                                      2003                       2002
                                      ----                       ----

Audit Fees:                        $30,000                    $ 8,000

Audit-Related Fees:                $  -0-                     $  -0-

Tax Fees:                          $ 1,000                    $ 1,000

All Other Fees:                    $  -0-                     $  -0-
                           ----------------        -------------------

Total:                             $31,000                    $ 9,000
                           ================        ===================

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

         Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2003, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOUCHSTONE RESOURCES USA, INC.


Date:  May 7, 2004                     /s/  Stephen P. Harrington
                                       ----------------------------------------
                                       Stephen P. Harrington
                                       Chief Executive Officer and
                                       Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                   Title                                Date


/s/ Stephen P. Harrington   Chief Executive Officer, Treasurer   May 7, 2004
--------------------------- and Director (Principal Executive
Stephen P. Harrington       Officer and Principal Financial and
                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number        Description

         14.1         Code of Business Conduct and Ethics

         21.1         Subsidiaries of the Registrant

         31.1         Certificate   of  CEO  of  Registrant   required  by  Rule
                      13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended