Form 10QSB
period 2004-03-31
TOUCHSTONE RESOURCES USA, INC.
filed 2004-05-24
CIK 1162721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                 [X] Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2004

                |_| Transition report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ___________ to ______________

                          Commission file no. 000-50228

                         TOUCHSTONE RESOURCES USA, INC.
  -----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                                 33-0967974
------------------------------                                ------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                           111 PRESIDENTIAL BOULEVARD,
                                    SUITE 165
                              BALA CYNWYD, PA 19004
    -------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 771-0680
    -------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|   No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 50,000,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of May 22, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes  |_|  No  |X|

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - (Unaudited)                         3

Condensed Consolidated Statements of Operations - (Unaudited)               4

Condensed Consolidated Statements of Cash Flows - (Unaudited)               5

Notes to Financial Statements                                               6

Item 2. Plan of Operations                                                 19

Item 3. Controls and Procedures                                            26

PART II OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of
          Equity Securities                                                26

Item 6. Exhibits and Reports and Form 8-K                                  26

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets



                                          ASSETS
                                                                                          March 31,         December 31,
                                                                                           2004                 2003
                                                                                        ------------        ------------
                                                                                         (Unaudited)           (Audited)
Current assets
   Cash and cash equivalents                                                            $  1,181,845        $     91,578
   Accounts receivable                                                                     2,445,120                   -
   Notes and interest receivable                                                              36,554                   -

    Prepaid expenses                                                                         135,866                 741
    Other assets                                                                             350,000                   -
                                                                                        ------------        ------------

Total current assets                                                                       4,149,385              92,319

Undeveloped oil and gas interests, using successful efforts                                7,151,992                   -
Investment in limited partnerships and liability companies                                   954,265                   -
Goodwill                                                                                     298,454                   -
Furniture and fixtures, net                                                                   35,658                   -
                                                                                        ------------        ------------
                                                                                        $ 12,589,754        $     92,319
                                                                                        ============        ============

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                                                $  5,709,620        $     31,247
   Notes payable                                                                           4,507,500                   -
   Limited partnership subscriptions payable                                                 325,000                   -
   Convertible debenture                                                                   2,100,000             100,000
                                                                                        ------------        ------------

Total current liabilities                                                                 12,642,120             131,247
                                                                                        ------------        ------------

Commitment and contingencies

Minority interest                                                                              8,000                   -

Stockholders' deficit
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares
         issued and outstanding - 0 at 2004 and 2003                                               -                   -
   Common stock; $.001 par value; authorized - 50,000,000 shares; shares issued
         and outstanding - 50,000,000 at 2004 and 166,775,000 at 2003                         50,000             166,775
   Additional paid-in capital                                                                 73,057                   -
   Discount on common stock from stock split                                                       -            (120,075)
   Deficit accumulated during the development stage                                         (183,423)            (85,628)
                                                                                        ------------        ------------

Total stockholders' deficit                                                                  (60,366)            (38,928)
                                                                                        ------------        ------------
                                                                                        $ 12,589,754        $     92,319
                                                                                        ============        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                           March 5, 2001
                                                                        For the Three Months               (Inception) to
                                                                           Ended March 31,                    March 31,
                                                                 ----------------------------------
                                                                       2004                 2003                 2004
                                                                 -------------        -------------        -------------
Revenues                                                         $      17,605        $           -        $      17,605
                                                                 -------------        -------------        -------------
Expenses
   Exploration expenses                                                128,159                    -              128,159
   Bad debt expense                                                     15,454                    -               15,454
   General and administrative                                          684,832                3,974              764,213
                                                                 -------------        -------------        -------------

Total expenses                                                         828,445                3,974              907,826
                                                                 -------------        -------------        -------------

Loss from operations                                                  (810,840)              (3,974)            (890,221)
                                                                 -------------        -------------        -------------

Other (income) expense
    Loss from limited partnerships and liability companies               4,735                    -                4,735
    Interest income                                                     (5,570)                   -               (5,570)
    Interest expense                                                    24,495                    -               30,742
                                                                 -------------        -------------        -------------

Total other expense                                                     23,660                    -               29,907
                                                                 -------------        -------------        -------------

Loss before minority interest and pre-acquisition losses              (834,500)              (3,974)            (920,128)
                                                                 -------------        -------------        -------------


Minority interest and pre-acquisition losses                           736,705                    -              736,705
                                                                 -------------        -------------        -------------

Net loss to common stockholders                                  $     (97,795)       $      (3,974)       $    (183,423)
                                                                 =============        =============        =============


Net loss per common share - basic and diluted                    $       (0.00)       $       (0.00)       $       (0.00)
                                                                 =============        =============        =============


Weighted average number of common shares
   outstanding - basic and diluted                                 125,711,264          166,775,000          153,770,967
                                                                 =============        =============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               Three Months Ended              March 5, 2001
                                                                                     March 31,                (Inception) to
                                                                          ------------------------------
                                                                              2004               2003          March 31, 2004
                                                                          -----------        -----------        -----------
Cash flows from operating activities
Net cash provided by (used in) operating activities                       $   148,992        $      (150)       $    99,520
                                                                          -----------        -----------        -----------

Cash flows from investing activities
      Cash acquired from acquisition of wholly-owned subsidiary and
       limited partnership interest                                           510,275                  -            510,275
      Advances from stockholder                                                     -                  -             10,000
      Repayment to stockholder                                                      -                  -            (10,000)
      Deposit on future investments                                          (350,000)                 -           (350,000)
      Investment in limited partnership interests                          (1,133,000)                 -         (1,133,000)
                                                                          -----------        -----------        -----------

Net cash used in investing activities                                        (972,725)                 -           (972,725)
                                                                          -----------        -----------        -----------

Cash flows from financing activities
      Advances from stockholder                                                     -                  -             10,000
      Repayments to stockholder                                                     -                  -            (10,000)
      Proceeds from notes payable                                               3,000                  -              3,000
      Proceeds from issuance of convertible debt                            2,100,000            100,000          2,200,000
      Repayment of convertible debt                                          (100,000)                 -           (100,000)
      Loan costs                                                             (104,000)                 -           (104,000)
      Capital contributed by sole officer                                      15,000                  -             15,000
      Proceeds from issuance of common stock, net of issuance costs                 -                  -             41,050
                                                                          -----------        -----------        -----------

Net cash provided by financing activities                                   1,914,000            100,000          2,055,050

Net increase in cash and cash equivalents                                   1,090,267             99,850          1,181,845

Cash and cash equivalents at beginning of year                                 91,578              9,401                  -
                                                                          -----------        -----------        -----------

Cash and cash equivalents, end of period                                  $ 1,181,845        $   109,251        $ 1,181,845
                                                                          ===========        ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Touchstone Resources USA, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.


NOTE 2 - DESCRIPTION OF BUSINESS

Touchstone Resources USA, Inc. (formerly The Coffee Exchange, Inc.) was incorporated under the laws of Delaware on March 5, 2001. The Company was organized to develop Internet coffee cafes in Orange County, California that would feature Internet coffee cafes.

On March 15, 2004, the Company experienced a change in management when all of its directors and officers resigned from their positions and it appointed a new officer and director. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in oil and gas exploration, development and production and the acquisition of producing properties focusing on projects located in Texas, Louisiana and other traditional oil and gas producing states in the Southern United States, as well as in New Zealand.

Effective March 18, 2004, the Company changed its name from "The Coffee Exchange, Inc." to "Touchstone Resources USA, Inc."


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004

Consolidated Financial Statements
---------------------------------

The accompanying consolidated financial statements include all of the accounts of Touchstone Resources USA, Inc. and its five subsidiaries consisting of Touchstone Resources USA, Inc. (100% owned) ("Touchstone Subsidiary"), a Texas Corporation incorporated in May 2000, Touchstone Awakino, Inc. (100%) ("Touchstone Awakino"), a Delaware corporation incorporated in March 2004, Touchstone Louisiana, Inc. (100%) ("Touchstone Louisiana"), a Delaware corporation incorporated in March 2004, Touchstone Vicksburg, Inc. (100%) ("Touchstone Vicksburg"), a Delaware corporation incorporated in March 2004, and Knox Gas, LLC (75%) ("Knox Gas"), a Delaware limited liability company formed in February 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 (Continued)

Equity Method
-------------

Under the guidance of Emerging Issues Task Force D-46, "Accounting for Limited Partnership Investments" the Company uses the equity method to account for all of its limited partnership and membership interests that exceed 5% and is less than 50%. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in "Loss from limited partnerships and liability companies" in the condensed consolidated statements of operations. Any excess investment is evaluated each reporting period for impairment.

Use of Estimates
----------------

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year (1) estimates of any proved oil and gas reserve, (2) estimates as to the expected future cash flow from any proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs.

The Company's business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

Oil and Gas Accounting
----------------------

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. Impairments are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based upon expected future cash flows.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 (Continued)

Upon the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Revenue Recognition
-------------------

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred. There were no imbalances as of March 31, 2004.

Capitalized Interest
--------------------

The Company policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There was no capitalized interest as of March 31, 2004.

Segment Information
-------------------

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment being the acquiring, exploration and development of natural gas and oil properties. The company's operations are conducted in two geographic segments as follows:

                           March 31, 2004                  March 31, 2003
                    ---------------------------       ------------------------
                                     Long-lived                    Long-lived
                      Revenue          Assets         Revenue        Assets
                    ----------       ----------       --------     -----------

United States       $   17,605       $7,371,651       $      -     $         -
New Zealand                  -          770,264              -               -
                    ----------       ----------       --------     -----------

                    $   17,605       $8,141,915       $      -     $         -
                    ==========       ==========       ========     ===========


NOTE 4 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. Also, its current liabilities exceed its current assets. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that the completion of its private offerings of securities and its projected revenues from oil and gas operations will provide sufficient funds to fund its operations through March 2005. The Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in oil and gas prospects, complete other acquisitions and continue its operations.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - GOING CONCERN (Continued)

The Company's ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management bay be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 5 - BUSINESS COMBINATIONS

In accordance with accounting Research Bulletin No. 51 "Consolidated Financial Statements," the financial operations of the acquired subsidiaries have been included in the consolidation as though they have been acquired as of January 1, 2004 with the related pre-acquisition losses being deducted at the bottom of the condensed consolidated statement of operations.

Acquisition of Touchstone Subsidiary
------------------------------------

On March 23, 2004, the Company acquired 100% of the issued and outstanding shares of common stock of Touchstone Subsidiary from Touchstone Resources, Ltd. ("Touchstone Canada"), in consideration for which the Company issued 7,000,000 shares of its common stock to Touchstone Canada. The 7,000,000 shares were valued by independent valuation consultant at $70,000. The purchase price was allocated to the assets and liabilities in accordance with SFAS No. 141 "Business Combinations." In connection with this acquisition, the Company issued 280,000 shares of its common stock to an investment advisor valued at $2,800. On March 23, 2004, Touchstone Subsidiary had a deficit of $225,654, which consisted of the following components:

Cash                                          $   506,261
Accounts receivable                             2,393,596
Other current assets                               31,185
Fixed assets                                       35,687
                                              -----------
Total Assets                                  $ 2,966,729
                                              ===========

Accounts payable                              $ 3,171,733
Other liabilities                                  20,650
                                              -----------
Total Liabilities                             $ 3,192,383
                                              ===========

Net Deficit Acquired                          $  (225,654)
                                              ===========

The excess purchase price pf $298,454 was recognized as goodwill, which will be subject to period impairment assessment under SFAS No. 142 "Goodwill and Other Intangible Assets."

Acquisition of Knox Gas
-----------------------

On March 24, 2004 the Company purchased from FEQ Gas, LLC, ("FEQ Gas"), a 75% membership interest in Knox Gas, which owns a 99% limited partnership interest in Knox Miss Partners, L.P., ("Knox Miss LP"), and a 1% membership interest in Knox Miss, LLC ("Knox Miss LLC"), a Delaware limited liability company and the general partner in Knox Miss LP. The managing member of FEQ Gas is a beneficial owner of greater than 5% of the issued and outstanding shares of the Company. The Company agreed to assume FEQ Gas' obligation to make capital

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - BUSINESS COMBINATIONS (Continued)

contributions to Knox Gas in the amount of $5 million. The proceeds of the capital obligation will be used to pay Knox Gas' obligations to Endeavour International Corporation ("Endeavour"), formerly Continental Southern Resources, Inc., under a secured promissory note issued to Endeavour. In April 2004, the Company paid $1,500,000 to Endeavour for partial payment of the promissory note.

Following is the condensed consolidated balance sheet of Knox Gas on March 24, 2004:

Cash                                          $        (83)
Notes and interest receivable                       32,335
Unproved oil and gas property                    7,081,215
Subscription receivable                          4,500,000
                                              ------------
Total Assets                                  $ 11,613,467
                                              ============

Accrued expenses                              $     41,314
Notes payable                                    4,504,500
Oil and gas interest payable                     2,130,430
Minority interest                                    8,000
                                              ------------
Total Liabilities and Minority Interest       $  6,684,244
                                              ============

Net Assets Acquired                           $  4,929,223
                                              ============


The excess purchase price of Knox Gas in the amount of $70,777 was allocated to unproved oil and gas property.

Knox Gas' Acquisition of Knox Miss LP

On February 26, 2004, Knox Gas acquired 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC from Endeavour, in consideration of which Knox Gas paid $500,000 in cash and issued a secured promissory note of $4,500,000 to Endeavour.

The following is the condensed balance sheet of Knox Miss LP on February 26, 2004:

Cash                                          $    3,404
Notes and interest receivable                     45,368
Unproved oil and gas property                  5,745,472
                                              ----------
Total Assets                                  $5,794,244
                                              ==========

Accrued expenses                              $2,099,442
Notes payable                                      1,250
Minority interest                                  8,542
                                              ----------
Total Liabilities and Minority Interest       $2,109,234
                                              ==========

Net Assets Acquired                           $3,685,010
                                              ==========

The excess purchase price of $1,314,990 was allocated to unproved oil and gas property.

The following pro forma presentation assumes the Company's acquisition of Touchstone Subsidiary and Knox Gas, and Knox Gas' acquisition of Knox Miss LP took place on January 1, 2004 and 2003 and shows the pro forma effect on loss from operations.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - BUSINESS COMBINATIONS (Continued)


                                                    Three Months Ending                       Three Months Ending
                                                 March 31, 2004 (unaudited)               March 31, 2003 (unaudited)
                                             -----------------------------------       ----------------------------------
                                              Historical            Pro Forma           Historical            Pro Forma
                                             -------------        -------------        -------------        -------------
Revenue                                      $      17,605        $      17,605        $           -        $      10,630
Operating expenses                                 828,445              828,445                3,974              963,780
Loss from operations                              (810,840)            (810,840)              (3,974)            (953,150)
Other (income) loss                                 23,660               23,660                    -              107,031
Net loss before minority
  interest and pre-acquisition losses             (834,500)            (834,500)              (3,971)          (1,060,181)
Minority interest and pre-acquisition
  losses                                           736,705                    -                    -                7,429
Net loss to common
  stockholders                                     (97,795)            (834,500)              (3,974)          (1,052,752)
Net loss per common share -
  basic and diluted                                      -                    -                    -                    -
Weighted average number of
  common shares outstanding -
  basic and diluted                            125,711,264          125,711,264          166,775,000          166,775,000


NOTE 6 - MISSISSIPPI PROSPECTS

During 2002, Knox Miss LP entered into exploration agreements with SK Exploration, Inc., SKH Energy Partners II, LP and Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil, gas and leases in the Livingston Transform Area, Longview and Osborn prospects which covers several counties in Mississippi. During 2003 and 2002, Knox Miss LP acquired certain seismic data and 50% working interests in leases within these prospects for an aggregate purchase price of $5,748,577 and had an outstanding payable balance of $2,130,429 due to Clayton as of March 31, 2004. During the first quarter of 2004, Knox Miss LP has acquired additional mineral leases for $17,648 and incurred $103,312 of exploration expenses. Knox Miss LP is currently in legal proceedings in relation to these leases (See Note
14). Upon any joint sale by the parties of any ownership interests in the Livingston Transform Area prospect, Knox Miss LP will be entitled to receive the first $850,000 of the proceeds.


NOTE 7 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT Vicksburg Partners, L.P.
----------------------------

On March 23, 2004, Touchstone Vicksburg purchased a 9.9% limited partnership interest in PHT Vicksburg Partners, LP ("PHT Vicksburg"), a Delaware limited partnership from Montex Exploration, Inc. ("Montex") for $48,000. Montex and its affiliates were then a beneficial owner of greater than 5% of the Company's issued and outstanding shares of common stock. The Company, subsequent to the purchase, invested an additional $135,000 in PHT Vicksburg. As of March 31, 2004, PHT Vicksburg has acquired various leasehold interests in East Coastal Field Prospect and Sullivan City Prospect located in Star and Hidalgo Counties, Texas for $635,197. PHT Vicksburg also made deposits of future leasehold acquisition costs of $393,659. During the first quarter of 2004, PHT Vicksburg incurred a total of $391,447 in drilling costs.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

At the discretion of PHT Gas, LLC, the general partner of PHT Vicksburg, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 75% to the limited partner in proportion to their percentage interest and 25% to PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

Awakino South Exploration, LLC
------------------------------

On March 23, 2004, Touchstone Awakino, Inc. purchased a 4.6% membership interest in Awakino South Exploration, LLC ("Awakino South"), a Delaware limited liability company from Montex for $150,000. Montex and its affiliates were then a beneficial owner of greater than 5% of the Company's issued and outstanding shares of common stock. Touchstone Awakino, subsequent to the purchase, invested an additional $150,000 in Awakino South, of which $100,000 has been paid as of March 31, 2004, and received an additional 4.54% membership interest. During 2003, Awakino South acquired 75% working interest in the Petroleum Exploration Permit No. PEP38479 oil and gas prospect located in New Zealand for $3,000,000, of which $2,825,000 has been paid as of March 31, 2004. As of March 31, 2004, Awakino South has incurred $291,347 in exploration expenses related to the prospect.

At the discretion of PHT Gas, LLC, the managing member of Awakino South, available cash will be distributed based on the value of aggregate capital contributions. Distributions in liquidation of the company will be made in accordance with the capital accounts subject to the above distributions.

PHT Stent Partners, L.P.
------------------------

On March 26, 2004, the Company entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Stent Partners, L.P. ("PHT Stent") of which the Company is a limited partner with an approximate 28.5% interest and PHT Gas, LLC is the general partner. The Company originally contributed $200,000 to PHT Stent and was liable to contribute an additional $275,000 as of March 31, 2004. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Stent may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Stent. As of March 31, 2004, PHT Stent has incurred $142,586 in exploration expenses.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 75% to the limited partner in proportion to their percentage interest and 25% to PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

LS Gas, LLC
-----------

On March 23, 2004, the Company entered into an Interest Purchase Agreement by and among the Company, Touchstone Louisiana and Touchstone Canada whereby Touchstone Louisiana purchased a 10% membership interest in LS Gas, LLC, a Delaware limited liability company, from Touchstone Canada, in consideration for which the Company issued 100,000 shares of its common stock to Touchstone Canada. The shares were valued at $1,000.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

At the discretion of the managing member of LS Gas, LLC, available cash will be distributed to the members pro rata in accordance with their respective percentage interests. Profits and losses of the company will be allocated to the members pro rata in accordance with their respective percentage interests.

The following table summarized the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:

                                               March 31, 2004
                                    ------------------------------------------
                                                    (Unaudited)
                                                              Excess of
                                                            Carrying Value
                                      Carrying Value        Over Net Assets
                                    -------------------  ---------------------
PHT Vicksburg Partners              $           183,000  $              30,351
Awakino South Exploration, LLC (1)              297,504                 52,494
PHT Stent Partners (2)                          472,761                437,380
LS Gas, LLC                                       1,000                  1,000
                                    -------------------  ---------------------
                                    $           954,265  $             521,225
                                    ===================  =====================

(1) The amounts do not include outstanding subscriptions receivable totaling $225,000, of which the Company's portion is $50,000. (2) The amounts do not include outstanding subscriptions receivable totaling $1,375,000 of which the Company's portion is $275,000.

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at March 31, 2004 and has been compiled from the financial statements of the respective entities:
                                         March 31, 2004
                                    ---------------------------
                                              (Unaudited)

 Total Assets                       $                 4,765,930
                                    ===========================

 Total Liabilities                  $                   384,087
                                    ===========================

                                        Three Months Ended
                                           March 31, 2004
                                    ---------------------------
                                         (Unaudited)
 Results of Operations:
 Revenue                            $                        -
 Loss from operations               $                 (459,304)
 Net Loss                           $                 (459,304)

NOTE 8 - OTHER ASSETS

In March 2004, the Company prepaid $100,000 to Endeavour in connection with Touchstone Louisiana's purchase of 24.9975% Class A Limited Partnership interest in Louisiana Shelf Partners, LP from Endeavour (see Note 15).

In March 2004, the Company invested $250,000 in a limited partnership. The Company subsequently terminated its investment in the limited partnership and the $250,000 was refunded to the Company in April 2004.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - NOTES PAYABLE

In February 2004, Knox Gas issued a $4,500,000 promissory note to Endeavour as part of the consideration for its purchase of Knox Miss, LP (See Note 5). The note bears interest at 4% per annum. The Company is required to pay Endeavor $500,000 plus accrued interest on or before March 27, 2004; $1,000,000 plus accrued interest on or before April 27, 2004; $1,000,000 plus accrued interest on or before June 27, 2004; and $2,000,000 plus accrued interest on or before August 27, 2004. The note is secured by Knox Gas' 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC. As of March 31, 2004, $4,500,000 of principal along with $16,767 of accrued interest remained outstanding. The Company subsequently paid $1,500,000 to Endeavour in April 2004.

NOTE 10 - CONVERTIBLE DEBENTURE

In March 2003, the Company issued to a California limited liability company a $100,000, 8% convertible debenture due March 27, 2004. All or any portion of the convertible debenture could have been converted at any time into fully paid and nonassessable shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock indebtedness shall be the market price of the Company's common stock at the time of conversion. The Company was obligated to adjust the conversion price and number of shares to be issued under the convertible debenture. The convertible debenture was repaid on March 11, 2004. The interest was forgiven by the debt holder and the Company recorded the forgiveness of debt as income.

On March 23, 2004 the Company entered into a loan agreement to borrow $2,100,000 from Trident Growth Fund, LP ("Trident"), a Delaware limited partnership. The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note matures on March 23, 2005, however the Company has the option to redeem the note at 100% of par prior at any time up to the maturity date. Trident has the option to convert at any time all or a portion of the principal amount of the note into common stock of the Company. Trident was issued a warrant to purchase 250,000 shares of the Company's common stock as additional incentive to make the loan. The warrants provide for a cashless exercise at the option of Trident provided that the per share market price of one share of common stock is greater than the warrant exercise price. The warrants expire on March 31, 2014. The initial conversion price of the note, and warrant exercise price is, $1.00 per common share, subject to certain adjustment provisions. The notes contain certain reset provisions which, if triggered to a conversion price below the market price on the day the note were issued, would require the Company to record a beneficial conversion expense for the difference between the market price and new reset price. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs and will be amortized over the life of the loan.

Interest is due monthly and payable in cash unless Trident elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by subsidiaries of the Company. As defined in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. Trident subsequently waived compliance with certain negative covenants contained in the Trident Note to permit the Company to issue convertible notes in the Company's ongoing private placement of up to $12 million of convertible notes and warrants (see Note 15), and waived compliance with all financial covenants contained in the Trident Note until the maturity date of the convertible notes issued in the private placement.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 10 - CONVERTIBLE DEBENTURE (Continued)

The Company has allocated the proceeds from issuance of the convertible Trident promissory note and warrants based on a fair value basis for each item. Consequently, the convertible Trident promissory note was recorded with discounts of $1,175 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The discount was fully amortized as of March 31, 2004.

Under the terms of the loan agreement, if the Company files a registration statement relating to any of its securities, it is required to notify Trident in writing and, upon Trident's request, will include in the registration statement the offer and sale of the shares of the common stock issuable upon Trident's conversion of the note.


NOTE 11 - STOCKHOLDERS' EQUITY

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

On March 19, 2004, the Company effected a twenty-five for one common stock split. All shares and per share amounts in the financial statements have been restated to reflect the stock split.

On March 23, 2004, Stephen P. Harrington surrenderred for cancelation 7,380,000 of his shares of the Company's common stock in order to facilitate the Company share issuance in the Touchstone acquisition described below.

On March 23, 2004, the following transactions were consummated:

      (a) Pursuant to a stock purchase agreement by and between the Company and Touchstone Canada, the Company purchased 100% of the issued and outstanding shares of capital stock, no par value per share, of Touchstone Subsidiary, a development stage corporation and wholly-owned subsidiary of Touchstone Canada. As consideration for the acquisition, the Company issued 7,000,000 shares of its common stock to Touchstone Canada valued at $70,000 by an independent valuation consultant. Upon the consummation of the acquisition, the Company paid an advisory fee to HMA Advisors, Inc. consisting of 280,000 shares of its common stock, which was valued at $2,800.

      (b) Pursuant to an interest purchase agreement by and among the Company, Touchstone Louisiana and Touchstone Canada, Touchstone Louisiana purchased a 10% membership interest in LS Gas, LLC from Touchstone Canada, in consideration for which the Company issued 100,000 shares of its common stock to Touchstone Canada valued at $1,000.

During March 2004, the sole officer of the company contributed $15,000 as additional paid-in capital to fund the operating expenses of the Company.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 12 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Since these additional common shares would have been anti-dilutive (i.e. reduce the loss per share) they were not included in the denominator. As of March 31, 2004, the Company had potentially dilutive shares of 2,350,000.

The number of shares of common stock and the loss per share for the periods ended March 31, 2004 and 2003 have been updated to reflect the 25 to 1 stock split effected in March 2004 (see Note 11).

NOTE 13 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE

The Company neither owns nor leases any real or personal property. The sole officer and director of the Company provides office space and other services without charge. Such costs are immaterial to the financial statements in the periods presented and, accordingly, have not been reflected therein.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

General
-------

Federal, state and local authorities regulate the oil and gas industry. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

Operating Hazards and Insurance
-------------------------------

The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes certain policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the Prospect.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

Potential Loss of Oil and Gas Interests/ Cash Calls
---------------------------------------------------

The Company is subject to cash calls related to its various investments in oil and gas prospects. If the Company does not pay its share of future Authorization For Expenditures ("AFE") invoice it may have to forfeit all of its rights in certain of its interests in the prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

Legal Proceedings
-----------------

On or about May 3, 2003, Knox Miss LP filed a complaint in the District Court Of Harris County, Texas, 234th Judicial District against Clayton Williams Energy, Inc. (the "Defendant") as a result of Defendant's breach of that certain Exploration and Development Agreement dated on or about May 23, 2002. Under the Agreement, Knox Miss LP has the right to participate for a 50% share of certain leases acquired by Defendant during the term of the Agreement. Although Knox Miss LP had elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Defendant between July and December 2002 in payment of its share of the acquisition costs, in April 2003, Defendant notified Knox Miss LP that it would not permit Knox Miss LP to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss LP seeks a declaratory judgment establishing its right under the agreement to participate in the acquisition of the leases at issue and damages arising from Defendant's breach of the agreement together with attorney's fees, interest and court costs. Defendant has denied all allegations.

On October 31, 2003, Defendant filed a counterclaim against Knox Miss LP and a third party petition against PHT Gas, LLC alleging that Knox Miss LP breached the agreement by assigning an overriding royalty interest to PHT Gas, LLC in the area of mutual interest subject to the agreement to PHT Gas, LLC. Defendant seeks a declaratory judgment establishing its rights under the agreement and an order of specific performance compelling Knox Miss LP to convey the royalty interest to Defendant together with attorney's fees. Knox Miss LP has not answered the counterclaim and the parties are in the process of finalizing a settlement agreement with respect to both claims.

NOTE 15 - SUBSEQUENT EVENTS

In April 2004, the Company commenced a private placement of convertible promissory notes bearing interest at 1.58% per annum together with warrants to purchase shares of common stock in the Company at an exercise price of $2.00 per share. The notes are payable in April 2005 and subordinated to the Trident Note. The notes are mandatorily convertible into shares of the Company's common stock upon the earlier of (i) the Company's filing of an amendment to the Company's Certificate of Incorporation increasing the number of common stock the Company is authorized to issue such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock, or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of common stock such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock. The initial conversion price of the note is at a rate of $1.00 per common share subject to certain adjustments. As of May 20, 2004, the Company had raised approximately $7.2 million under the private placement.

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

In April 2004, the Company invested an additional $98,000 in Awakino South Exploration, LLC.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 15 - SUBSEQUENT EVENTS (Continued)

In April 2004, the Company invested an additional $412,500 in Knox Miss Partners, L.P.

In April 2004, the Company paid the remaining balance of $275,000 to PHT Stent to receive the 28.5% limited partnership interest in PHT Stent (see Note 7).

In April 2004, Touchstone Awakino paid the remaining balance of $50,000 to Awakino South to receive the 9.14% membership interest in Awakino South (see
Note 7).

In April 2004, Touchstone Louisiana, Inc. purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf Partners, LP from Endeavour, in consideration for which the Company agreed to pay Endeavour $250,000 and issue a promissory note payable to Endeavour in the amount of $2,000,000. During March 2004, the Company prepaid $100,000 of the purchase price.

In April 2004, the Company subscribed for $600,000 to PHT Wharton Partners, L.P. ("PHT Wharton"). PHT Wharton is a limited partnership formed in January 2004, of which the Company is a limited partner with 29.41% interest and PHT Gas, LLC is the general partner.

In April 2004, the Company subscribed for total of $1,350,000 to PHT Vela Partners, L.P. ("PHT Vela"). PHT Vela is a limited partnership formed in January 2004, of which the Company is a limited partner with 35.64% interest and PHT Gas, LLC is the general partner.

In May 2004, the Company subscribed for $675,000 to PHT West Pleito Gas, L.P. ("PHT West"). PHT West is a limited partnership formed in May 2004, of which the Company is a limited partner with 75% interest and PHT Gas, LLC is the general partner.

In May 2004, the Company invested an additional $10,000 in PHT Vicksburg, L.P.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

      This report includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, and other products or services, the price of oil, natural gas, and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" in our annual report on Form 10-KSB and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations

ITEM 2. PLAN OF OPERATIONS

      Touchstone Resources USA, Inc. (f/k/a The Coffee Exchange, Inc.) is a Delaware corporation formed on March 5, 2001. Our offices are located at 111 Presidential Boulevard, Suite 165, Bala Cynwyd, Pennsylvania 19004. Unless the context otherwise requires, references to the "Company," "Touchstone," "we," "us" or "our," mean Touchstone Resources USA, Inc., our consolidated subsidiaries and/or partnerships or companies in which we have an interest. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

      We were formerly engaged in the business of developing internet cafes in Orange County, California. On March 15, 2004, all of our officers and directors resigned and Stephen P. Harrington was appointed as our Chief Executive Officer, Treasurer, Secretary and sole Director. Immediately following the change in management, we entered into the oil and gas exploration business, changed our name from The Coffee Exchange, Inc. to Touchstone Resources USA, Inc. and effected a 25-for-1 stock split of our shares of common stock.

Overview

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

      We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, are the most important indicators of performance success for an independent oil and gas company. We seek to build oil and gas reserves, production and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. We intend to place primary emphasis on issuances of public and private debt and equity to finance our business.

      Our ability to generate future revenues and operating cash flow will be dependent on the successful development of our inventory of capital projects, the volume and timing of our production, as well as commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings.

      We are in the development stage, have significant debt obligations to repay, have current liabilities that exceed our current assets and have incurred losses since inception. We will need significant funds during the next twelve months to meet cash calls on our various interests in oil and gas prospects and to acquire additional properties. Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2003 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund existing and new opportunities and our long-term viability and growth will ultimately depend upon acquiring interests in successful projects, as to which there can be no assurances.

Business Strategy

      Our business strategy is to provide long-term growth in net asset value through the acquisition of oil and gas reserves and production. We plan on building reserve value through the careful evaluation and aggressive pursuit of oil and gas drilling and acquisition opportunities.

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

Recent acquisitions

      In furtherance of this plan, we recently acquired interests in the following projects:

      Vela Project. During April and May 2004, we acquired a 35.64% limited partnership interest in PHT Vela Partners, L.P., a Delaware limited partnership, which owns an approximate 50% interest in approximately 1,600 acres in Zapata County, Texas. PHT Gas, LLC serves as the general partner and Reichmann Petroleum acts as the operator of this project. As of the date of this report, we have made $950,000 of capital contributions to PHT Vela Partners, L.P.

      West Pleito Project. In May, 2004, we acquired a 75% limited partnership interest in PHT West Plieto Gas, L.P., a Delaware limited partnership, which owns an approximate 35% interest in approximately 1,800 acres in Kern County, California. PHT Gas, LLC serves as the general partner and we act as operator of this project. As of the date of this report, we have made $251,000 of capital contributions to PHT West Plieto Gas, L.P.

Research and Development; Employees

      We anticipate that our research and development efforts over the next 12 months will be limited to our analysis of 2-D and 3-D seismic data and other technical applications to identify prospects and develop properties having the highest production and reserve growth potential. We also anticipate that the number of employees and consultants that we will utilize will increase over the next 12 months as we continue to execute our business plan.

Liquidity and Capital Resources

      We are a development stage company with no significant operating history. Our principal requirements for cash are for working capital needs for existing operations, costs of development of oil and gas properties, and the acquisition of oil and gas properties. We do not currently maintain a line of credit with any commercial bank or other financial institution, nor do we expect to during the next twelve months. We expect to raise all necessary capital through public and private placements of debt or equity securities, property divestitures and joint ventures with industry participants.

      On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Convertible Note") and warrants to Trident Growth Fund, LP ("Trident"). The Convertible Note is due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti dilution provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply and various negative covenants which prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. Trident subsequently waived compliance with certain negative covenants to permit us to commence a private placement of up to $12 million of convertible notes and warrants (described below), and waived compliance with all financial covenants contained in the Convertible Note until the maturity date of the convertible notes issued in the private placement.

      In connection with the issuance of the Convertible Note, we issued warrants to Trident to purchase 250,000 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.00 per share (subject to adjustment pursuant to anti dilution provisions of the warrant) and terminate 10 years from the date of grant.

      During April and May 2004, we raised gross cash proceeds of approximately $7,200,000 through the issuance of convertible notes and warrants in a private placement which is continuing. The notes automatically convert into shares of common stock at a conversion price of $1.00 per share upon the effective date of an amendment to our certificate of incorporation to increase the number of shares we are authorized to issue. We intend to raise up to an additional $4.8 million in this offering.

      The forgoing constitutes our principal sources of financing during the past twelve months.

      We recently purchased interests in the various oil and gas limited partnerships and limited liability companies for consideration consisting of a combination of cash, shares of our common stock and promissory notes. We issued or assumed promissory notes in the following amounts to purchase interests in the following entities:

      o     a  $2,000,000  note for the  purchase of our  interest in  Louisiana
            Shelf; and

      o a $4,5000,000 note for the purchase of our interest in Knox Gas of which $1,500,000 has been paid.

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

      o     $150,000 for  exploration  costs on Awakino  South over the next six
            (6) months;

      o $400,000 of capital contributions to PHT Vela Partners, L.P. over the next 12 months; and

      o $425,000 of capital contributions to PHT West Plieto Gas, L.P. over the next 12 months.

      If any of the other owners of the leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in our limited partnerships or limited liability companies, respectively, fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

      We will need approximately $5.5 million to execute our business plan and satisfy capital calls, drilling and production costs during the next twelve months. In addition, we will need approximately $7.1 million to repay our outstanding indebtedness during the next twelve months. Based on available cash resources, the completion of the current private offering of our securities and projected revenue from our various oil and gas projects, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels for the next twelve months. However, if we locate additional prospects for acquisition, experience cost overruns at our prospects or fail to generate projected revenues, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interest in certain prospects.

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

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

      In March 2004, we commenced a private offering of up to $12 million of units comprised of convertible promissory notes and warrants. The principal amount and all accrued interest due under the notes is convertible into shares of common stock at a conversion price of $1.00 per share and automatically converts upon the effective date of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. Each warrant is exercisable into one share of common stock at an exercise price of $2.00 per share, subject to adjustment, for a term of three years. To date, $7,190,499 of units has been purchased in the offering. The offering is being made to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the
Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, without payment of underwriting discounts or commissions to any person.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------------------------
                                                                      Total Number of                 Maximum Number
                                                                     Shares Purchased as            of Shares of that May
                      Total Number of          Average Price           Part of Publicly              Yet be Purchased
           Period     Shares Purchased (a)     Paid per Share     Announced Plans or Programs    Under the Plans or Programs
------------------------------------------------------------------------------------------------------------------------------
March, 2004           4,671,000                $.0004                          0                            0
------------------------------------------------------------------------------------------------------------------------------

      (a) On or about March 15, 2004, we repurchased 1,700,000 shares of common stock from George Sines in consideration of cash payment of $1,000 and 2,971,000 shares of common stock from Scott Yancey in consideration of cash payment of $1,000 in privately negotiated transactions. The forgoing shares were not purchased pursuant to any publicly announced plan or program. At the time of the purchase, Messrs. Yancey and Sines were the sole officers and directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

 Exhibit No.                            Exhibit                                                       Method of Filing
 -----------                            -------                                                       ----------------
     2.1      Stock   Purchase   Agreement   by  and  between   Touchstone  Incorporated  by reference to Exhibit 2.1 to the
              Resources, Ltd. and the Company, dated March 15, 2004         Company's  Current Report on Form 8-K filed April 15,
                                                                            2004

     2.2      Agreement  and Plan of Merger by and between the Company and  Filed herewith
              Touchstone  Resources  USA,  Inc.,  a Delaware  company  and wholly owned subsidiary of the Company

     3.1      Certificate of Incorporation                                  Incorporated  by  reference  to  Exhibit  3.1  to  the
                                                                            Registrant's Registration Statement on Form SB-2 filed
                                                                            on   December 7, 2001

 Exhibit No.                            Exhibit                                                       Method of Filing
 -----------                            -------                                                       ----------------
     3.2      Certificate of Ownership Merging  Touchstone  Resources USA,  Filed herewith
              Inc into The Coffee Exchange, Inc. dated March 18, 2004

     3.3      Bylaws                                                        Incorporated  by  reference  to  Exhibit  3.2  to  the
                                                                            Registrant's Registration Statement on Form SB-2 filed
                                                                            on   December 7, 2001

     10.1     Stock Redemption Agreement,  dated February 28, 2004, by and  Incorporated  by reference to Exhibit 10.1 to the
              between Scott Yancey and the Company                          Company's Current Report on Form 8-K filed March 30,
                                                                            2004

     10.2     Stock Redemption Agreement,  dated February 28, 2004, by and  Incorporated  by reference to Exhibit 10.2 to the
              between George Sines, and the Company                         Company's  Current Report on Form 8-K filed March 30,
                                                                            2004

     10.3     Stock  Purchase  Agreement  dated  February 28, 2004 between  Incorporated  by reference to Exhibit 10.3 to the
              Stephen P. Harrington and Scott Yancey                        Company's  Current Report on Form 8-K filed March 30,
                                                                            2004

     10.4     Stock  Purchase  Agreement  dated  February 28, 2004 between  Incorporated  by reference to Exhibit 10.4 to the
              Stephen P. Harrington and George Sines                        Company's  CurrentReport on Form 8-K filed March 30,
                                                                            2004

     10.5     Interest  Purchase  Agreement,  dated March 23, 2004, by and  Incorporated  by reference to Exhibit 10.1 to the
              among  the   Company,   Touchstone   Louisiana,   Inc.   and  Company's  Current Report on Form 8-K filed
              Touchstone Resources, Ltd.                                    April 15, 2004

     10.6     Interest  Purchase  Agreement  dated March 23, 2004,  by and  Incorporated  by reference to Exhibit 10.2 to the among Touchstone  Vicksburg,  Inc., Touchstone Awakino, Inc.  Company's  Current Report on Form 8-K filed
              and Montex Exploration, Inc.                                  April 15, 2004.

     10.7     Loan  Agreement  dated  March 23,  2004 by and  between  the  Filed herewith
              Company and Trident Growth Fund, L.P. ("Trident")

     10.8     12%  Secured  Convertible  Promissory  Note dated  March 23,  Filed herewith
              2004 in the principal amount of $2,100,000 issued to Trident

 Exhibit No.                            Exhibit                                                       Method of Filing
 -----------                            -------                                                       ----------------
    10.09     Security  Agreement  dated March 23, 2004 by and between the  Filed herewith
              Company and Trident

    10.10     Warrant to  purchase  250,000  shares of common  stock dated  Filed herewith
              March 23, 2004 issued to Trident

    10.11     Form of  Convertible Note                                     Filed herewith

    10.12     Securities Purchase Agreement,  dated March 24, 2004, by and  Incorporated  by reference to Exhibit 10.1 to the among the  Company  FEQ Gas,  LLC,  Knox Gas,  LLC and Knox  Company's Current Report on Form 8-K filed May 24, 2004
               Miss., LLC.

    10.13      Secured  Promissory  Note, dated February 26, 2004, made by  Incorporated  by reference to Exhibit 10.2 to the
               Knox  Gas,   LLC  in  favor  of   Endeavour   International  Company's Current Report on Form 8-K filed May 24, 2004
               Corporation (f/k/a Continental Southern Resources, Inc.).

    10.14     Interest Pledge  Agreement,  dated February 26, 2004, by and  Incorporated  by reference to Exhibit 10.3 to the
               between   Knox  Gas,   LLC  and   Endeavour   International  Company's Current Report on Form 8-K filed May 24, 2004
               Corporation.

    10.15     Subscription  Agreement,   dated  March  26,  2004,  by  and  Incorporated  by reference to Exhibit 10.4 to the
              between  Touchstone   Resources  USA,  Inc.  and  PHT  Stent  Company's Current Report on Form 8-K filed May 24, 2004
              Partners, L.P.

    10.16      Subscription  Agreement,   dated  April  4,  2004,  by  and  Incorporated  by reference to Exhibit 10.5 to the between  Touchstone  Resources  USA,  Inc.  and PHT Wharton  Company's Current Report on Form 8-K filed May 24, 2004
               Partners, L.P.

    10.17      Interest Purchase  Agreement,  dated April 30, 2004, by and  Incorporated  by reference to Exhibit 10.6 to the
               between   Touchstone   Louisiana,    Inc.   and   Endeavour  Company's Current Report on Form 8-K filed May 24, 2004
               International Corporation.

 Exhibit No.                            Exhibit                                                       Method of Filing
 -----------                            -------                                                       ----------------
    10.18      Promissory  Note,  dated April 30, 2004, made by Touchstone  Incorporated  by reference to Exhibit 10.7 to the
               Louisiana,   Inc.  in  favor  of  Endeavour   International  Company's Current Report on Form 8-K filed May 24, 2004
               Corporation

     31.1     Certificate of CEO of Registrant  required by Rule 13a-14(a)  Filed herewith under the Securities Exchange Act of 1934, as amended

     31.2     Certificate  of  Treasurer  of  Registrant  required by Rule  Filed herewith
              13a-14(a)  under the  Securities  Exchange  Act of 1934,  as amended

     32.1     Certificate  of CEO and Treasurer of Registrant  required by  Filed herewith
              Rule 13a-14(b)  under the  Securities  Exchange Act of 1934, as amended

(b) Current Reports on Form 8-K filed during the three month period ended March 31, 2004:

      On March 30, 2004, the Company filed a Current Report on Form 8-K dated March 15, 2004, reporting under Items 1 and 5 a Change in Control of the Company and a change in the name of the Company.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOUCHSTONE RESOURCES USA, INC.

Date: May 24, 2004                      /s/ Stephen P. Harrington
                                        -------------------------
                                        Stephen P. Harrington
                                        Chief Executive Officer,
                                        President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number              Description
--------------              -----------

2.2 Agreement and Plan of Merger by and between the Company and Touchstone Resources USA, Inc., a Delaware company and wholly owned subsidiary of the Company

3.2 Certificate of Ownership Merging Touchstone Resources USA, Inc into The Coffee Exchange, Inc. dated March 18, 2004

10.7 Loan Agreement dated March 23, 2004 by and between the Company and Trident Growth Fund, L.P. ("Trident")

10.8 12% Secured Convertible Promissory Note dated March 23, 2004 in the principal amount of $2,100,000 issued to Trident

10.9 Security Agreement dated March 23, 2004 by and between the Company and Trident

10.10 Warrant to purchase 250,000 shares of common stock dated March 23, 2004 issued to Trident

10.11 Form of Convertible Note

31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended