Form 10QSB/A
period 2004-03-31
TOUCHSTONE RESOURCES USA, INC.
filed 2004-08-03
CIK 1162721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ___________ to

                          Commission file no. 000-50228
                                              ---------

                         TOUCHSTONE RESOURCES USA, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                    33-0967974
---------------------------------------------    -------------------------------
(State or Other Jurisdiction of                       (IRS Employer
 Incorporation or Organization)                    Identification No.)

                           111 PRESIDENTIAL BOULEVARD,
                                    SUITE 165
                              BALA CYNWYD, PA 19004
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 771-0680
             ------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [    ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 50,000,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of May 22, 2004.

         Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                                EXPLANATORY NOTE

Touchstone Resources USA, Inc. ("the Company") is filing this Amendment No. 1 ("the Amendment") to its Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2004 filed with the Securities and Exchange Commission ("SEC") on May 24, 2004 ("the Original Report").

The Company recently discovered an error in its interim condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2004. The Company has corrected its interim condensed consolidated financial statements to conform them to U.S. generally accepted accounting principles. This correction has impacted the Company's condensed consolidated financial statements for the period ended March 31, 2004 to increase the liabilities and goodwill and reduce revenues and related expenses as more fully explained in Note 16 - Correction of an Error appearing in Item 1 of this Amendment. This correction of the error did not change the Company's reported net loss. In addition, prior to filing this Form 10-QSB/A, on May 26, 2004, the Company settled a lawsuit which was pending at December 31, 2003. As disclosed in Note 17 - Settlement of Lawsuit with Clayton Williams, the Company has recorded an increase in prepaid expenses and a decrease in oil and gas interests, accounts payable and net loss in order to reflect the outcome of this litigation. Notes 3, 5 and 6 have been updated to reflect the correction of the error described in Note 16 and the settlement of the lawsuit described in
Note 17. The restated condensed consolidated financial statements for the period ended March 31, 2004 do no reflect any changes in the Company's accounting principles, practices or procedures.

The Company also recently discovered certain typographical errors in the subsections entitled "Recent Acquisitions" and "Liquidity and Capital Resources" under Item 2 of Part I of this Amendment. This Amendment is being filed in part to correct these typographical errors.

With the exception of the events set forth in Note 17 of the condensed consolidated financial statements, this Amendment does not reflect events that have occurred after May 24, 2004, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the period ended March 31, 2004 and the correction of the typographical errors contained in Item 2 of Part I, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in the Company's filings with the SEC subsequent to May 24, 2004. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)

Part I. Financial Information

Item 1.  Financial Statements                                                  2

Condensed Consolidated Balance Sheets - (Unaudited)                            3

Condensed Consolidated Statements of Operations - (Unaudited)                  4

Condensed Consolidated Statements of Cash Flows - (Unaudited)                  5

Notes to Financial Statements                                                  6

Item 2. Plan of Operation                                                     21

Item 3. Controls and Procedures                                               28

Part II. Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases
        of Equity Securities                                                  28

Item 6. Exhibits and Reports on Form 8-K                                      29

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets


                                     ASSETS
                                                                                    March 31,     December 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Audited)
Current assets
   Cash and cash equivalents                                                      $  1,181,845    $     91,578
   Accounts receivable                                                               2,445,120              --
   Notes and interest receivable                                                        36,554              --
   Prepaid expenses                                                                  1,020,057             741
   Other assets                                                                        350,000              --
                                                                                  ------------    ------------

Total current assets                                                                 5,033,576          92,319

Undeveloped oil and gas interests, using successful efforts                          4,137,523              --
Investment in limited partnerships and liability companies                             954,265              --
Goodwill                                                                             1,249,430              --
Furniture and fixtures, net                                                             35,658              --
                                                                                  ------------    ------------
                                                                                  $ 11,410,452    $     92,319
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                                          $  4,530,167    $     31,247
   Notes payable                                                                     4,507,500              --
   Limited partnership subscriptions payable                                           325,000              --
   Convertible debenture                                                             2,100,000         100,000
                                                                                  ------------    ------------

Total current liabilities                                                           11,462,667         131,247
                                                                                  ------------    ------------

Commitment and contingencies

Minority interest                                                                        8,151              --

Stockholders' deficit
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares
       issued and outstanding - 0 at 2004 and 2003                                          --              --
   Common stock; $.001 par value; authorized - 50,000,000 shares; shares issued
       and outstanding - 50,000,000 at 2004 and 166,775,000 at 2003                     50,000         166,775
   Additional paid-in capital                                                           73,057              --
   Discount on common stock from stock split                                                --        (120,075)
   Deficit accumulated during the development stage                                   (183,423)        (85,628)
                                                                                  ------------    ------------

Total stockholders' deficit                                                            (60,366)        (38,928)
                                                                                  ------------    ------------
                                                                                  $ 11,410,452    $     92,319
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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  For the Three Months        March 5, 2001
                                                                    Ended March 31,          (Inception) to
                                                            ------------------------------       March 31,
                                                                2004             2003              2004
                                                            -------------    -------------    -------------
Revenues                                                    $       6,622    $          --    $       6,622
                                                            -------------    -------------    -------------
Expenses
   Exploration expenses                                            72,375               --           72,375
   Bad debt expense                                                15,454               --           15,454
   General and administrative                                     458,573            3,974          537,954
                                                            -------------    -------------    -------------

Total expenses                                                    546,402            3,974          625,783
                                                            -------------    -------------    -------------

Loss from operations                                             (539,780)          (3,974)        (619,161)
                                                            -------------    -------------    -------------

Other (income) expense
   Loss from limited partnerships and liability companies           4,735               --            4,735
   Interest income                                                 (5,570)              --           (5,570)
   Interest expense                                                21,079               --           27,326
                                                            -------------    -------------    -------------

Total other expense                                                20,244               --           26,491
                                                            -------------    -------------    -------------

Loss before minority interest and pre-acquisition losses         (560,024)          (3,974)        (645,652)
                                                            -------------    -------------    -------------


Minority interest and pre-acquisition losses                      462,229               --          462,229
                                                            -------------    -------------    -------------

Net loss to common stockholders                             $     (97,795)   $      (3,974)   $    (183,423)
                                                            =============    =============    =============


Net loss per common share - basic and diluted               $       (0.00)   $       (0.00)   $       (0.00)
                                                            =============    =============    =============


Weighted average number of common shares
   outstanding - basic and diluted                            125,711,264      166,775,000      153,770,967
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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,           March 5, 2001
                                                                    --------------------------   (Inception) to
                                                                        2004           2003      March 31, 2004
                                                                    -----------    -----------   --------------
Cash flows from operating activities
Net cash provided by (used in) operating activities                 $   148,992    $      (150)   $    99,520
                                                                    -----------    -----------    -----------

Cash flows from investing activities
    Cash acquired from acquisition of wholly-owned subsidiary and
     limited partnership interest                                       510,275             --        510,275
    Deposit on future investments                                      (350,000)            --       (350,000)
    Investment in limited partnership interests                      (1,133,000)            --     (1,133,000)
                                                                    -----------    -----------    -----------

Net cash used in investing activities                                  (972,725)            --       (972,725)
                                                                    -----------    -----------    -----------

Cash flows from financing activities
    Advances from stockholder                                                --             --         10,000
    Repayments to stockholder                                                --             --        (10,000)
    Proceeds from notes payable                                           3,000             --          3,000
    Proceeds from issuance of convertible debt                        2,100,000        100,000      2,200,000
    Repayment of convertible debt                                      (100,000)            --       (100,000)
    Loan costs                                                         (104,000)            --       (104,000)
    Capital contributed by sole officer                                  15,000             --         15,000
    Proceeds from issuance of common stock, net of issuance costs            --             --         41,050
                                                                    -----------    -----------    -----------

Net cash provided by financing activities                             1,914,000        100,000      2,055,050

Net increase in cash and cash equivalents                             1,090,267         99,850      1,181,845

Cash and cash equivalents at beginning of year                           91,578          9,401             --
                                                                    -----------    -----------    -----------

Cash and cash equivalents, end of period                            $ 1,181,845    $   109,251    $ 1,181,845
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

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment being the acquiring, exploration and development of natural gas and oil properties. The company's operations are conducted in two geographic segments as follows:

                             March 31, 2004                  March 31, 2003
                       --------------------------      -------------------------
                                       Long-lived      Long-lived
                        Revenue          Assets         Revenue         Assets
                       ----------      ----------      ----------      ---------

United States          $    6,622      $4,357,182      $       --      $      --
New Zealand                    --         770,264              --             --
                       ----------      ----------      ----------      ---------

                       $    6,622      $5,127,446      $       --      $      --
                       ==========      ==========      ==========      =========

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

Acquisition of Touchstone Subsidiary

On March 23, 2004, the Company acquired 100% of the issued and outstanding shares of common stock of Touchstone Subsidiary from Touchstone Resources, Ltd. ("Touchstone Canada"), in consideration for which the Company issued 7,000,000 shares of its common stock to Touchstone Canada. The 7,000,000 shares were valued by independent valuation consultant at $70,000. The purchase price was allocated to the assets and liabilities in accordance with SFAS No. 141 "Business Combinations." In connection with this acquisition, the Company issued 280,000 shares of its common stock to an investment advisor valued at $2,800. On March 23, 2004, Touchstone Subsidiary had a deficit of $1,176,630, which consisted of the following components:

   Cash                                                  $   506,261
   Accounts receivable                                     2,393,596
   Other current assets                                       31,185
   Fixed assets                                               35,687
                                                         -----------
   Total Assets                                          $ 2,966,729
                                                         ===========

   Accounts payable                                      $ 4,122,709
   Other liabilities                                          20,650
                                                         -----------
   Total Liabilities                                     $ 4,143,359
                                                         ===========

   Net Deficit Acquired                                  $(1,176,630)
                                                         ===========

The excess purchase price pf $1,249,430 was recognized as goodwill, which will be subject to period impairment assessment under SFAS No. 142 "Goodwill and Other Intangible Assets."

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

Following is the condensed consolidated balance sheet of Knox Gas on March 24, 2004:


  Notes and interest receivable                             $    32,335
  Advance payments to operators                                 884,191
  Unproved oil and gas property                               4,079,702
  Subscription receivable                                     4,500,000
  Miscellaneous                                                     (83)
                                                            -----------
  Total Assets                                              $ 9,496,145
                                                            ===========

  Accrued expenses                                          $    41,314
  Notes payable                                               4,504,500
  Minority interest                                               8,151
                                                            -----------
  Total Liabilities and Minority Interest                   $ 4,553,965
                                                            ===========

  Net Assets Acquired                                       $ 4,942,180
                                                            ===========

The excess purchase price of Knox Gas in the amount of $57,820 was allocated to unproved oil and gas property.

Knox Gas' Acquisition of Knox Miss LP

On February 26, 2004, Knox Gas acquired 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC from Endeavour, in consideration of which Knox Gas paid $500,000 in cash and issued a secured promissory note of $4,500,000 to Endeavour.

The following is the condensed balance sheet of Knox Miss LP on February 26, 2004:

  Cash                                                        $    3,404
  Notes and interest receivable                                   45,368
  Advance payments to operators                                  905,024
  Unproved oil and gas property                                2,766,623
                                                              ----------
  Total Assets                                                $3,720,419
                                                              ==========

  Accrued expenses                                            $   23,687
  Notes payable                                                    1,250
  Minority interest                                                8,562
                                                              ----------
  Total Liabilities and Minority Interest                     $   33,499
                                                              ==========

  Net Assets Acquired                                         $3,686,920
                                                              ==========

The excess purchase price of $1,313,080 was allocated to unproved oil and gas property.

The following pro forma presentation assumes the Company's acquisition of Touchstone Subsidiary and Knox Gas, and Knox Gas' acquisition of Knox Miss LP took place on January 1, 2003 and shows the pro forma effect on loss from operations.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - BUSINESS COMBINATIONS (Continued)

                                             Three Months Ending               Three Months Ending
                                          March 31, 2004 (unaudited)        March 31, 2003 (unaudited)
                                        ------------------------------    ------------------------------
                                         Historical        Pro Forma       Historical        Pro Forma
                                        -------------    -------------    -------------    -------------
Revenue                                 $       6,622    $       6,622    $          --    $      10,630

Operating expenses                            546,402          546,402            3,974          420,207
Loss from operations                         (539,780)        (539,780)          (3,974)        (409,577)
Other (income) loss                            20,244           20,244               --          107,031
Net loss before minority
 interest and pre-acquisition losses         (560,024)        (560,024)          (3,974)        (516,608)
Minority interest and pre-acquisition
 losses                                       462,229               --               --            1,993
Net loss to common
 Stockholders                                 (97,795)        (560,024)          (3,974)        (514,615)
Net loss per common share -
 basic and diluted                                 --               --               --               --
Weighted average number of
 common shares outstanding -
 basic and diluted                        125,711,264      125,711,264      166,775,000      166,775,000

NOTE 6 - MISSISSIPPI PROSPECTS

During 2002, Knox Miss LP entered into exploration agreements (Exploration Agreements) with SKH Exploration, Inc. ("SKH Exploration") and SKH Energy Partners II, LP ("SKH Energy Partners") to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. Pursuant to the Exploration Agreements, Knox Miss LP purchased various leasehold interests from SKH Exploration and SKH Energy Partners for an aggregate purchase price of $2,646,184. Upon any joint sale by the parties of any ownership interests in the Livingston Transform Area prospect, Knox Miss LP will be entitled to receive the first $850,000 of the proceeds. Knox Miss LP paid KAB Investments, Inc. $185,000 fee for services rendered in connection with the acquisition from SKH Exploration.

All operations in the Livingston Transform Area, Longview and Osborn Prospects will be conducted in accordance with the provisions of Joint Operating Agreements between the parties. The Joint Operating Agreements are to be in a standard industry form with minor modifications as agreed to by the parties. Knox Miss LP is to be named as the operator in each of the Joint Operating Agreements. Subsequent to one year after the date of the exploration agreements, if either party to the relevant exploration agreement elects to drill an initial prospect exploratory well, then, depending on the results of the drilling activities, if the other party to the Exploration Agreement elects not to participate in the drilling activities, it may be obligated to relinquish to the participating party: i.) its interest or right to earn or acquire an interest in the producing unit established for the initial prospect exploratory well, and ii.) a portion of its interest or right to earn or acquire an interest in the remainder of the Prospect Area depending on the results of the drilling activities.

On May 23, 2002, Knox Miss LP entered into an Exploration and Development Agreement (the "Agreement") with Clayton Williams Energy, Inc. ("Clayton Williams") to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases in certain prospects which cover several counties in Mississippi. Pursuant to the Agreement, Knox Miss LP was required to pay Clayton Williams a management fee in the aggregate amount of $500,000 payable in twenty-four monthly installments. During 2003 and 2002, Knox Miss LP had purchased 50% working interests in various oil, gas and mineral leases. As a result of the settlement of Knox Miss LP's lawsuit with Clayton Williams on May 26, 2004 (See Note 17), Knox Miss LP assigned all of its leasehold interests it acquired, from May 23, 2002 through April 30, 2004 in the original area of mutual interests back to Clayton Williams except for the School Board Lease, which Knox Miss LP acquired in August 2002 for $136,644.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - MISSISSIPPI PROSPECTS (Continued)

In addition, Knox Miss LP assigned all of its leasehold interests in the Savannah Lake prospect it acquired from SKH Energy during 2002 to Clayton Williams, the value of which was approximately $261,474 and was recorded under advanced payments to operators as of March 31, 2004.

During 2003 and 2002, Knox Miss LP acquired various leasehold interests in the Noxubee County, Mississippi. As a result of Knox Miss LP's lawsuit settlement with Clayton Williams, Knox Miss LP assigned half of its leasehold interests in the Noxubee County to Clayton Williams. As of March 31, 2004, the total value of Knox Miss LP's leasehold interests in the Noxubee County was $45,124.

Oil and gas properties consisted of the following at March 31, 2004:

   Unproved properties acquisition costs                                 $2,566,478
   Other capitalized costs                                                  200,145
   Excess purchase price for Knox Gas' acquisition of Knox Miss LP
      that was allocated to unproved oil and gas property (See Note 5)    1,313,080
   Excess purchase price for the Company's acquisition of Knox Gas

      that was allocated to unproved oil and gas property (See Note 5)       57,820
                                                                         ----------

   Net capitalized oil and gas properties                                $4,137,523
                                                                         ==========

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

Awakino South Exploration, LLC

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

PHT Stent Partners, L.P.

On March 26, 2004, the Company agreed to contribute $475,000 to PHT Stent Partners, L.P. ("PHT Stent"), a Delaware limited partnership in exchange for a 23.95% limited partnership interest in PHT Stent and PHT Gas, LLC is the general partner. The Company originally contributed $200,000 to PHT Stent and was liable to contribute an additional $275,000 as of March 31, 2004. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Stent may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Stent. As of March 31, 2004, PHT Stent has incurred $142,586 in exploration expenses.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

The following table summarized the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:

                                                       March 31, 2004
                                               ---------------------------------
                                                         (Unaudited)
                                                                    Excess of
                                                                 Carrying Value
                                               Carrying Value    Over Net Assets
                                               --------------    ---------------
PHT Vicksburg Partners                          $    183,000      $     30,351
Awakino South Exploration, LLC (1)                   297,504            52,494
PHT Stent Partners (2)                               472,761           437,380
LS Gas, LLC                                            1,000             1,000
                                                ------------      ------------

                                                $    954,265      $    521,225
                                                ============      ============

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

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at March 31, 2004 and has been compiled from the financial statements of the respective entities:

                                                                 March 31, 2004
                                                               -----------------
                                                                  (Unaudited)

Total Assets                                                      $4,765,930
                                                                  ==========

Total Liabilities                                                 $  384,087
                                                                  ==========

                                                              Three Months Ended
                                                                March 31, 2004
                                                              ------------------
                                                                 (Unaudited)
Results of Operations:
Revenue                                                           $      --
Loss from operations                                              $(459,304)
Net Loss                                                          $(459,304)

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

NOTE 11 - STOCKHOLDERS' EQUITY

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

On March 23, 2004, Stephen P. Harrington surrendered for cancellation 7,380,000 of his shares of the Company's common stock in order to facilitate the Company share issuance in the Touchstone acquisition described below.

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

NOTE 12 - LOSS PER SHARE (Continued)

The number of shares of common stock and the loss per share for the periods ended March 31, 2004 and 2003 have been updated to reflect the 25 to 1 stock split effected in March 2004 (see Note 11).

NOTE 13 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE

The Company neither owns nor leases any real or personal property. The sole officer and director of the Company provide office space and other services without charge. Such costs are immaterial to the financial statements in the periods presented and, accordingly, have not been reflected therein.

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

Potential Loss of Oil and Gas Interests/ Cash Calls

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

In April 2004, the Company paid the remaining balance of $275,000 to PHT Stent (see Note 7).

In April 2004, Touchstone Awakino paid the remaining balance of $50,000 to Awakino South to receive the 9.14% membership interest in Awakino South (see
Note 7).

In April 2004, Touchstone Louisiana, Inc. purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf Partners, LP from Endeavour, in consideration for which the Company agreed to pay Endeavour $250,000 and issue a contingent promissory note payable to Endeavour in the amount of $2,000,000. During March 2004, the Company prepaid $100,000 of the purchase price.

In April 2004, the Company agreed to make an initial capital contribution of $550,000 and an additional contribution of $50,000 to PHT Wharton Partners, L.P. ("PHT Wharton"), a limited partnership formed in January 2004, in exchange for a 29.41% limited partnership interest.

In April 2004, the Company subscribed for $1,350,000 to PHT Vela Partners, L.P. ("PHT Vela"). PHT Vela is a limited partnership formed in January 2004, of which the Company is a limited partner with 35.64% interest and PHT Gas, LLC is the general partner.

In May 2004, the Company contributed $251,000 to PHT West Pleito Gas, LLC. ("PHT West"). PHT West is a limited liability company formed in April 2004, of which the Company has 83.4% membership interest and FEQ Gas, LLC has 16.6% membership interest.

In May 2004, the Company invested an additional $10,000 in PHT Vicksburg, L.P.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 16 - CORRECTION OF AN ERROR

As disclosed in note 5, on March 23, 2004, the Company acquired 100% ownership interest in Touchstone Subsidiary from Touchstone Canada ("Touchstone Acquisition") for a purchase price of $72,800. Prior to the Touchstone Acquisition, as part of the inducements for the Company to purchase Touchstone Subsidiary, Touchstone Canada and Touchstone Subsidiary entered into an Assignment and Assumption Agreement, pursuant to which Touchstone Canada agreed to assume the liabilities of Touchstone Subsidiary in the amount of $2,527,735. Touchstone Subsidiary therefore excluded the liabilities assumed by Touchstone Canada in the amount of $2,527,735 on its balance sheet as of March 23, 2004.

Subsequent to its filing of the Form 10-QSB for the three months ended March 31, 2004, the Company realized it had not received releases from certain of its creditors amounting to $950,976 of the total payables assumed by Touchstone Canada. According to Emerging Issues Task Force 02-10, "Determining Whether a Debtor is Legally Released as Primarily Obligor When the Debtor Becomes Secondarily Liable under the Original Obligation", unless and until a novation agreement (an agreement that is binding on a creditor and modifies the original debt so that the creditor accepts assets or new obligations in satisfaction of the original liability and discharges the original debt agreement with the debtor) exists between the original debtor and the creditor or all requirements for legal defeasance have been met, the creditor has the legal right to pursue the original debtor under the original obligation before it pursues a new debtor. Since Touchstone Subsidiary had not received the releases from certain of its creditors for liabilities in the total amount of $950,976 as of March 23, 2004, it was still liable for those liabilities and required to reflect them on its balance sheet.

The original condensed consolidated financial statements issued for the three months ended March 31, 2004 have been corrected to conform to U.S. generally accepted accounting principles. As a result, on the date of the Touchstone Acquisition, accounts payable of Touchstone Subsidiary increased by $950,976 to $4,122,709. The Company, therefore, recorded an additional amount of accounts payable of $950,976 and increased the goodwill by the same amount on the condensed consolidated balance sheet as of March 31, 2004. The correction of the error has no effect on the Company's reported net loss for the three months ended March 31, 2004.

Touchstone Subsidiary previously maintained its accounting records on a fiscal year basis ending September 30. In preparing its financial statements for the three months ending March 31, 2004, the Company inadvertently included in its condensed consolidated statement of operations the revenue and expenses for Touchstone Subsidiary for the period October 1, 2003 through March 31, 2004. The proper period should have been January 1, 2004 through March 31, 2004. The revenue and expense amounts have been reduced by $10,983 and $254,092, respectively to reflect the proper amounts. Minority interest and pre-acquisition losses have been reduced by $243,109. This correction of the error has no effect on the Company's reported net loss as all activity prior to the acquisition of Touchstone Subsidiary on March 23, 2004 had been properly deducted in accordance with U.S. generally accepted accounting principles (See
Note 5).

NOTE 17 - SETTLEMENT OF LAWSUIT WITH CLAYTON WILLIAMS

On or about May 3, 2003, Knox Miss LP filed a complaint in the District Court Of Harris County, Texas, 234th Judicial District against Clayton Williams as a result of Clayton Williams' breach of the Exploration and Development Agreement (See Note 6). Under the Agreement, Knox Miss LP had the right to participate for a 50% share of certain leases acquired by Clayton Williams during the term of the Agreement. Although Knox Miss LP had elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Clayton Williams between July and February 2003 in payment of its share of the acquisition costs, in April 2003, Clayton Williams notified Knox Miss LP that it would not permit Knox Miss LP to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss LP seeked a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases at issue and damages arising from Clayton Williams' breach of the Agreement together with attorney's fees, interest and court costs. Clayton Williams had denied all allegations.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 17 - SETTLEMENT OF LAWSUIT WITH CLAYTON WILLIAMS (Continued)

On October 31, 2003, Clayton Williams filed a counterclaim against Knox Miss LP and a third party petition against PHT Gas, LLC alleging that Knox Miss LP breached the Agreement by assigning an overriding royalty interest to PHT Gas, LLC in the area of mutual interest ("AMI") subject to the Agreement to PHT Gas, LLC. Clayton Williams sought a declaratory judgment establishing its rights under the Agreement and an order of specific performance compelling Knox Miss LP to convey the royalty interest to Clayton Williams together with attorney's fees. Knox Miss LP had not answered the counterclaim.

On May 26, 2004, Knox Miss LP and Clayton Williams entered into a Settlement Agreement and Mutual Release ("Settlement"), pursuant to which:

      A.    Clayton Williams paid $75,000 to Knox Miss LP;

      B. Knox Miss LP assigned all of its leasehold interests it acquired from May 23, 2002 through April 30, 2004 in the AMI to Clayton Williams except for the School Board Lease on the Mathiston prospect, in which Knox Miss LP keeps its 50% interest (see Note 6);

      C. Knox Miss LP assigned all of its leasehold interests it acquired pursuant to an exploration agreement with SKH Exploration (see Note
            6) in the Savannah Lake prospect to Clayton Williams;

      D. Knox Miss LP assigned half of the leasehold interests it acquired for $90,249 in the Noxubee County, Mississippi to Clayton Williams;

      E. Knox Miss LP received a release of certain deed of trust between Knox Miss LP as the grantor and Trident Growth Fund as the beneficiary as to the interests assigned by Knox Miss LP to Clayton Williams;

      F. Knox Miss LP was deemed to have paid all amounts owed to Clayton Williams as of April 30, 2004 and received a credit from Clayton Williams in the amount of $1,000,000. The credit would be applied to Knox Miss LP's share of the drilling and completing costs of the Gammill well, which is estimated to be $1,649,999, as well as the final monthly payment of Knox Miss LP's AMI management fee owed to Clayton Williams in the amount of $20,833 (See Note 6). The Gammill well will be drilled within the School Board Lease on the Mathiston prospect;

      G. Knox Miss LP withdrew its leasehold interests and participation rights on the Natchez Trace prospect. As a result, the advance payment Knox Miss LP made to Clayton Williams in the amount of $549,600 in April 2004 was also applied as a credit towards Knox Miss LP's share of the drilling and completing costs of the Gammill well; and

      H. Knox Miss LP paid the remaining balance of $257,875 for its share of the drilling and completing costs of the Gammill well to Clayton Williams.

      As a result of the Settlement, Knox Miss LP recorded $884,191 of advanced payments to Clayton Williams as of March 31, 2004. The advanced payments to Clayton Williams represent the excess payments to Clayton Williams over the cost of the School Board Lease and management fees.

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

         West Pleito Project. In May, 2004, we acquired an 83.4% membership interest in PHT West Pleito Gas, LLC, a Delaware limited liability company, which owns an approximate 35% interest in approximately 1,800 acres in Kern County, California. PHT Gas, LLC serves as the manager and we act as operator of this project. As of the date of this report, we have made $251,000 of capital contributions to PHT West Pleito Gas, LLC.

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

         o a $2,000,000 contingent note for the purchase of our interest in Louisiana Shelf; and

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

         o $425,000 of capital contributions to PHT West Pleito Gas, LLC over the next 12 months.

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

                          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

----------------------- --------------------------- ----------------------- ------------------------- ---------------------------
                                                                             TOTAL NUMBER OF SHARES    MAXIMUM NUMBER OF SHARES
                                                                              PURCHASED AS PART OF    THAT MAY YET BE PURCHASED
                          TOTAL NUMBER OF SHARES      AVERAGE PRICE PAID       PUBLICLY ANNOUNCED         UNDER THE PLANS OR
        PERIOD                PURCHASED (A)               PER SHARE            PLANS OR PROGRAMS               PROGRAMS
----------------------- --------------------------- ----------------------- ------------------------- ---------------------------
March, 2004             4,671,000                   $.0004                  0                         0
----------------------- --------------------------- ----------------------- ------------------------- ---------------------------


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

    Exhibit No.                         Exhibit                                     Method of Filing
    -----------                         -------                                     ----------------
        2.1          Stock  Purchase   Agreement  by  and  between  Incorporated  by reference to Exhibit 2.1 to the
                     Touchstone  Resources,  Ltd. and the Company,  Company's  Current  Report  on  Form  8-K  filed
                     dated March 15, 2004                           April 15, 2004

        2.2          Agreement  and Plan of Merger by and  between  Previously filed the Company  and  Touchstone  Resources  USA,
                     Inc.,  a Delaware  company  and wholly  owned
                     subsidiary of the Company

        3.1          Certificate of Incorporation                   Incorporated  by reference to Exhibit 3.1 to the
                                                                    Registrant's   Registration  Statement  on  Form
                                                                    SB-2 filed on December 7, 2001

        3.2          Certificate  of  Ownership  Merging  Touchstone  Previously filed
                     Resources  USA,  Inc into The Coffee  Exchange,
                     Inc. dated March 18, 2004

        3.3          Bylaws                                           Incorporated  by  reference  to Exhibit 3.2 to
                                                                      the  Registrant's  Registration  Statement  on
                                                                      Form SB-2 filed on   December 7, 2001

       10.1          Stock Redemption Agreement,  dated February 28,  Incorporated  by  reference to Exhibit 10.1 to
                     2004,  by and  between  Scott  Yancey  and  the  the  Company's  Current  Report  on  Form  8-K
                     Company                                          filed March 30, 2004

       10.2          Stock Redemption Agreement,  dated February 28,  Incorporated  by  reference to Exhibit 10.2 to
                     2004,  by and  between  George  Sines,  and the  the  Company's  Current  Report  on  Form  8-K
                     Company                                          filed March 30, 2004

       10.3          Stock  Purchase  Agreement  dated  February 28,  Incorporated  by  reference to Exhibit 10.3 to
                     2004 between  Stephen P.  Harrington  and Scott  the  Company's  Current  Report  on  Form  8-K
                     Yancey                                           filed March 30, 2004

       10.4          Stock  Purchase  Agreement  dated  February 28,  Incorporated  by  reference to Exhibit 10.4 to
                     2004 between  Stephen P.  Harrington and George  the  Company's  Current  Report  on  Form  8-K
                     Sines                                            filed March 30, 2004

       10.5          Interest  Purchase  Agreement,  dated March 23,  Incorporated  by  reference to Exhibit 10.1 to
                     2004,  by and  among  the  Company,  Touchstone  the  Company's  Current  Report  on  Form  8-K
                     Louisiana, Inc. and Touchstone Resources, Ltd.   filed April 15, 2004

       10.6          Interest  Purchase  Agreement  dated  March 23,  Incorporated  by  reference to Exhibit 10.2 to
                     2004, by and among Touchstone Vicksburg,  Inc.,  the  Company's  Current  Report  on  Form  8-K
                     Touchstone    Awakino,    Inc.    and    Montex  filed April 15, 2004.
                     Exploration, Inc.

       10.7          Loan  Agreement  dated  March  23,  2004 by and  Previously filed between the Company  and Trident  Growth  Fund,
                     L.P. ("Trident")

       10.8          12% Secured  Convertible  Promissory Note dated  Previously filed
                     March  23,  2004  in the  principal  amount  of
                     $2,100,000 issued to Trident

       10.09         Security  Agreement dated March 23, 2004 by and  Previously filed between the Company and Trident

       10.10         Warrant to  purchase  250,000  shares of common  Previously filed stock dated March 23, 2004 issued to Trident

       10.11         Form of  Convertible Note                        Previously filed

       10.12         Securities Purchase Agreement,  dated March 24,  Incorporated  by  reference to Exhibit 10.1 to
                      2004,  by and among the Company FEQ Gas,  LLC,  the  Company's  Current  Report  on  Form  8-K
                      Knox Gas, LLC and Knox Miss., LLC.              filed May 24, 2004

       10.13          Secured  Promissory  Note,  dated February 26,  Incorporated  by  reference to Exhibit 10.2 to
                      2004,  made  by  Knox  Gas,  LLC in  favor  of  the  Company's  Current  Report  on  Form  8-K
                      Endeavour  International   Corporation  (f/k/a  filed May 24, 2004
                      Continental Southern Resources, Inc.).

       10.14         Interest Pledge  Agreement,  dated February 26,  Incorporated  by  reference to Exhibit 10.3 to
                      2004,   by  and  between  Knox  Gas,  LLC  and  the  Company's  Current  Report  on  Form  8-K
                      Endeavour International Corporation.            filed May 24, 2004

       10.15         Subscription  Agreement,  dated March 26, 2004,  Incorporated  by  reference to Exhibit 10.4 to by and between  Touchstone  Resources USA, Inc.  the  Company's  Current  Report  on  Form  8-K
                     and PHT Stent Partners, L.P.                     filed May 24, 2004

       10.16          Subscription  Agreement,  dated April 4, 2004,  Incorporated  by  reference to Exhibit 10.5 to by and between Touchstone  Resources USA, Inc.  the  Company's  Current  Report  on  Form  8-K
                      and PHT Wharton Partners, L.P.                  filed May 24, 2004

       10.17          Interest  Purchase  Agreement,  dated  April  Incorporated  by  reference  to Exhibit  10.6 to
                      30,   2004,   by  and   between   Touchstone  the Company's  Current  Report on Form 8-K filed
                      Louisiana,  Inc. and Endeavour International  May 24, 2004
                      Corporation

       10.18          Promissory  Note, dated April 30, 2004, made  Incorporated  by  reference  to Exhibit  10.7 to by  Touchstone  Louisiana,  Inc. in favor of  the Company's  Current  Report on Form 8-K filed
                      Endeavour International Corporation           May 24, 2004

       31.1          Certificate of CEO of Registrant  required by  Filed herewith
                     Rule 13a-14(a) under the Securities  Exchange
                     Act of 1934, as amended

       31.2          Certificate   of  Treasurer   of   Registrant  Filed herewith
                     required   by  Rule   13a-14(a)   under   the
                     Securities Exchange Act of 1934, as amended

       32.1          Certificate   of   CEO   and   Treasurer   of  Filed herewith
                     Registrant  required by Rule 13a-14(b)  under
                     the  Securities  Exchange  Act  of  1934,  as
                     amended

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


                                        TOUCHSTONE RESOURCES, INC.

Date:  August 2, 2004                   /s/  Stephen P. Harrington
       --------------                   --------------------------
                                        Stephen P. Harrington
                                        Chief Executive Officer, President and
                                        Treasurer

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

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