Form 10QSB
period 2004-06-30
TOUCHSTONE RESOURCES USA, INC.
filed 2004-08-30
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarterly period ended:  JUNE 30, 2004

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from ___________ to ___________

                       Commission file no. 000-50228

                         TOUCHSTONE RESOURCES USA, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                             33-0967974
  ---------------------------------------  ---------------------------------
     (State or Other Jurisdiction of                (IRS Employer
      Incorporation or Organization)              Identification No.)

                          111 PRESIDENTIAL BOULEVARD,
                                   SUITE 165
                             BALA CYNWYD, PA 19004
                     -------------------------------------
                        (Address of Principal Executive
                                    Offices)

                                 (610) 771-0680
                     -------------------------------------
                          (Issuer's Telephone Number,
                              including Area Code)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 59,899,053 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of August 23, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes [_]  No [X]

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - (Unaudited)                       2

Condensed Consolidated Statements of Operations - (Unaudited)             3

Condensed Consolidated Statements of Cash Flows - (Unaudited)             4

Notes to Financial Statements - (Unaudited)                               5

Item 2.  Management's Discussion and Analysis                            26

Item 3.  Controls and Procedures                                         36

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                               36

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                                                 38

Item 5.  Other Information                                               38

Item 6.  Exhibits and Reports on Form 8-K                                39

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                                 June 30,         December 31,
                                                                                    2004              2003
                                                                                ------------      ------------
                                                                                (Unaudited)         (Audited)

Current assets
   Cash and cash equivalents                                                    $  1,809,435      $     91,578
   Restricted cash                                                                    30,951                --
   Accounts receivable                                                             1,208,022                --
   Accounts receivable - related party                                               500,601                --
   Notes and interest receivable                                                      22,808                --
   Notes receivable - related party                                                   30,000                --
   Due from related party                                                            187,582                --
   Prepaid expenses and advances to operators                                      1,723,355               741
                                                                                ------------      ------------

Total current assets                                                               5,512,754            92,319

Undeveloped oil and gas interests, using successful efforts                        4,233,009                --
Investment in limited partnerships and liability companies                         6,101,411                --
Goodwill                                                                             751,482                --
Fixed assets, net                                                                     39,136                --
                                                                                ------------      ------------
                                                                                $ 16,637,792      $     92,319
                                                                                ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable and accrued expenses                                        $  4,248,014      $     31,247
   Notes payable                                                                   2,713,736                --
   Notes payable - related party                                                     377,907                --
   Limited partnership subscriptions payable                                       1,290,000                --
   Convertible debenture                                                           2,100,000           100,000
                                                                                ------------      ------------

Total current liabilities                                                         10,729,657           131,247

Convertible debenture - noncurrent                                                   490,451                --
                                                                                ------------      ------------

Total liabilities                                                                 11,220,108           131,247
                                                                                ------------      ------------

Commitment and contingencies

Minority interest                                                                     78,343                --

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares
       issued and outstanding - 0 at June 30, 2004 and December 31, 2003                  --                --
   Common stock; $.001 par value; authorized - 150,000,000 shares; shares issued and outstanding - 56,799,053 at June 30, 2004 and 166,775,000
       at December 31, 2003                                                           56,799           166,775
   Additional paid-in capital                                                     14,177,806                --
   Discount on common stock from stock split                                              --          (120,075)
   Deficit accumulated during the development stage                               (8,895,264)          (85,628)
                                                                                ------------      ------------

Total stockholders' equity (deficit)                                               5,339,341           (38,928)
                                                                                ------------      ------------
                                                                                $ 16,637,792      $     92,319
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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                March 5, 2001
                                             For the Three Months                   For the Six Months            (Inception)
                                                Ended June 30,                         Ended June 30,                 to
                                      --------------------------------      --------------------------------       June 30,
                                           2004              2003               2004               2003             2004
                                      -------------      -------------      -------------      -------------    -------------
Revenues                              $      77,315      $          --      $      83,937      $          --    $      83,937
                                      -------------      -------------      -------------      -------------    -------------
Expenses
   Exploration expenses                      41,704                 --            114,079                 --          114,079
   Impairment of oil and gas
      properties                          1,313,245                 --          1,313,245                 --        1,313,245
   Bad debt expense                              --                 --             15,454                 --           15,454
   General and administrative               508,594              1,275            967,167              5,249        1,046,548
                                      -------------      -------------      -------------      -------------    -------------

Total expenses                            1,863,543              1,275          2,409,945              5,249        2,489,326
                                      -------------      -------------      -------------      -------------    -------------

Loss from operations                     (1,786,228)            (1,275)        (2,326,008)            (5,249)      (2,405,389)
                                      -------------      -------------      -------------      -------------    -------------

Other (income) expense
   Loss from limited partnerships
      and limited liability companies       108,749                 --            113,484                 --          113,484
   Interest income                           (2,044)                --             (7,614)                --           (7,614)
   Interest expense                       6,942,718                 --          6,963,797                 --        6,970,044
                                      -------------      -------------      -------------      -------------    -------------

Total other expense                       7,049,423                 --          7,069,667                 --        7,075,914
                                      -------------      -------------      -------------      -------------    -------------

Loss before minority interest and
   pre-acquisition losses                (8,835,651)            (1,275)        (9,395,675)            (5,249)      (9,481,303)
                                      -------------      -------------      -------------      -------------    -------------

Minority interest and
   pre-acquisition losses                   123,810                 --            586,039                 --          586,039
                                      -------------      -------------      -------------      -------------    -------------

Net loss to common stockholders       $  (8,711,841)     $      (1,275)     $  (8,809,636)     $      (5,249)   $  (8,895,264)
                                      =============      =============      =============      =============    =============

Net loss per common share -
   basic and diluted                  $       (0.17)     $       (0.00)     $       (0.09)     $       (0.00)   $       (0.06)
                                      =============      =============      =============      =============    =============

Weighted average number of common
   shares outstanding - basic
   and diluted                           51,942,587        166,775,000         99,092,859        166,775,000      145,757,152
                                      =============      =============      =============      =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended            March 5, 2001
                                                                                  June 30,                (Inception)
                                                                      ------------------------------           to
                                                                          2004              2003          June 30, 2004
                                                                      ------------      ------------      ------------
Cash flows from operating activities
Net cash provided by (used in) operating activities                   $     19,024      $    (14,834)     $    (30,448)
                                                                      ------------      ------------      ------------

Cash flows from investing activities
    Cash acquired from acquisition of wholly-owned subsidiary
      and limited partnership interest                                     510,273                --           510,273
    Repayment of note receivable - related party                             2,250                --             2,250
    Note receivable                                                         (2,225)               --            (2,225)
    Note receivable - related party                                       (193,932)               --          (193,932)
    Purchase of oil and gas interests and drilling costs                  (420,765)               --          (420,765)
    Acquisition of limited partnership interests, net of cash             (902,961)               --          (902,961)
    Investment in limited partnership interests                         (5,409,154)               --        (5,409,154)
                                                                      ------------      ------------      ------------

Net cash used in investing activities                                   (6,416,514)               --        (6,416,514)
                                                                      ------------      ------------      ------------

Cash flows from financing activities
    Advances from stockholder                                                   --                --            10,000
    Repayments to stockholder                                                   --                --           (10,000)
    Proceeds from notes payable                                            623,968                --           623,968
    Proceeds from notes payable - related party                            164,000                --           164,000
    Repayment of notes payable                                          (2,550,121)               --        (2,550,121)
    Proceeds from issuance of convertible debt                           9,890,000           100,000         9,990,000
    Repayment of convertible debt                                         (100,000)               --          (100,000)
    Loan costs                                                            (121,500)               --          (121,500)
    Capital contributed by sole officer                                     15,000                --            15,000
    Minority contributions                                                 194,000                --           194,000
    Proceeds from issuance of common stock, net of issuance costs               --                --            41,050
                                                                      ------------      ------------      ------------

Net cash provided by financing activities                                8,115,347           100,000         8,256,397
                                                                      ------------      ------------      ------------

Net increase in cash and cash equivalents                                1,717,857            85,166         1,809,435

Cash and cash equivalents at beginning of year                              91,578             9,401                --
                                                                      ------------      ------------      ------------

Cash and cash equivalents, end of period                              $  1,809,435      $     94,567      $  1,809,435
                                                                      ============      ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Touchstone Resources USA, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except for the adjustment to goodwill in connection with the Company's acquisition of Touchstone Texas (see Note 5) and impairment on certain oil and gas properties (see Note 6). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations.

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


NOTE 2 - DESCRIPTION OF BUSINESS

Touchstone Resources USA, Inc. (formerly The Coffee Exchange, Inc.) was incorporated under the laws of Delaware on March 5, 2001. The Company was organized to develop Internet coffee cafes in Orange County, California.

On March 15, 2004, the Company experienced a change in management when all of its directors and officers resigned from their positions and it appointed a new officer and director. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in oil and gas exploration, development and production and the acquisition of producing properties focusing on projects located in Texas, Mississippi, Louisiana and other traditional oil and gas producing states in the Southern United States, as well as in New Zealand.

Effective March 18, 2004, the Company changed its name from "The Coffee Exchange, Inc." to "Touchstone Resources USA, Inc."

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of Touchstone Resources USA, Inc. and its eight subsidiaries consisting of Touchstone Resources USA, Inc. ("Touchstone Texas"), a wholly-owned Texas corporation incorporated in May 2000, Touchstone Awakino, Inc. ("Touchstone Awakino"), a wholly-owned

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 -
(Continued)

Delaware corporation incorporated in March 2004, Touchstone Louisiana, Inc. ("Touchstone Louisiana"), a wholly-owned Delaware corporation incorporated in March 2004, Touchstone Vicksburg, Inc. ("Touchstone Vicksburg"), a wholly-owned Delaware corporation incorporated in March 2004, Knox Gas, LLC ("Knox Gas"), a 75% owned Delaware limited liability company formed in February 2004, PHT West Pleito Gas, LLC ("PHT West"), a 71.5% owned Delaware limited liability company formed in April 2004, Maverick Basin Exploration, LLC ("Maverick"), a wholly-owned Delaware limited liability company formed in June 2004, and Touchstone Pierce Exploration, LLC, ("Touchstone Pierce"), a wholly-owned Delaware limited liability company formed in June 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity Method

Under the guidance of Emerging Issues Task Force D-46, "Accounting for Limited Partnership Investments" the Company uses the equity method to account for all of its limited partnership and membership interests that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in "Loss from limited partnerships and limited liability companies" in the condensed consolidated statements of operations. Any excess investment is evaluated each reporting period for impairment.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming years (1) estimates of any proved oil and gas reserves, (2) estimates as to the expected future cash flow from any proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs.

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

Oil and Gas Accounting

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties, are expensed.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 -
(Continued)

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

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment as if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Revenue Recognition

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred. There were no imbalances as of June 30, 2004.

Capitalized Interest

The Company's policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There was no capitalized interest as of June 30, 2004.

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment which is the acquisition, exploration and development of natural gas and oil properties. The company's operations are conducted in two geographic areas as follows:

Operating revenues for the six month periods ended June 30, 2004 and 2003 by geographical area were as follows:

                                             June 30,
                                     -----------------------
                                        2004          2003
                                     ---------     ---------
                   United States     $  83,937     $      --
                   New Zealand              --            --
                                     ---------     ---------

                                     $  83,937     $      --
                                     =========     =========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 -
(Continued)

Operating revenues for the three month periods ended June 30, 2004 and 2003 be geographical area were as follows:


                                              June 30,
                                      ----------------------
                                        2004          2003
                                      ---------     --------

                    United States     $  77,315     $     --
                    New Zealand              --           --
                                      ---------     --------

                                      $  77,315     $     --
                                      =========     ========

Long-lived assets as of June 30, 2004 and December 31, 2003 by geographical area were as follows:

                                      June 30,       December 31,
                                        2004            2003
                                     -----------     ----------

        United States                $ 9,555,515     $       --
        New Zealand                      818,041             --
                                     -----------     ----------

                                     $10,373,556     $       --
                                     ===========     ==========


Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation and are depreciated using the straight-line method over the estimated useful life of the assets which ranges from five to seven years.

Goodwill

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets on the balance sheet, and no longer be amortized, but tested for impairment on at least an annual basis.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions, trade receivables and unsecured related party advances. As of June 30, 2004, the cash balance exceeded the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 4 - GOING CONCERN - (Continued)

The Company believes that the proceeds received from its private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through June 2005. The Company may need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects or fails to generate projected revenues.

The Company's ability to continue as a going concern is dependent upon the Company raising additional financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - BUSINESS COMBINATIONS

In accordance with accounting Research Bulletin No. 51 "Consolidated Financial Statements," the financial operations of the acquired subsidiaries have been reflected in the financial statements as if they had been acquired as of January 1, 2004, with the related pre-acquisition losses being deducted at the bottom of the condensed consolidated statement of operations.

Acquisition of Touchstone Texas

On March 23, 2004, the Company acquired 100% of the issued and outstanding shares of common stock of Touchstone Texas from Touchstone Resources, Ltd. ("Touchstone Canada"), in consideration for which the Company issued 7,000,000 shares of its common stock to Touchstone Canada. The 7,000,000 shares were valued by an independent valuation consultant at $70,000. The purchase price was allocated to the assets and liabilities in accordance with SFAS No. 141 "Business Combinations." In connection with this acquisition, the Company issued 280,000 shares of its common stock to an investment advisor valued at $2,800. On March 23, 2004, Touchstone Texas had a deficit of $1,176,630, which consisted of the following components:


Cash                                                                $   506,261
Accounts receivable                                                   2,393,596
Other current assets                                                     31,185
Fixed assets                                                             35,687
                                                                    -----------
Total Assets                                                        $ 2,966,729
                                                                    ===========

Accounts and notes payable                                          $ 4,122,709
Other liabilities                                                        20,650
                                                                    -----------
Total Liabilities                                                   $ 4,143,359
                                                                    ===========

Net Deficit Acquired                                                $(1,176,630)
                                                                    ===========


The excess purchase price of $1,249,430 was recognized as goodwill, which will be subject to period impairment assessment under SFAS No. 142 "Goodwill and Other Intangible Assets."

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - BUSINESS COMBINATIONS - (Continued)

During the second quarter of 2004, the Company recorded a post closing acquisition adjustment to the balance of accounts payable of Touchstone Texas assumed at March 23, 2004, as a result of which goodwill which was originally recognized was reduced to $751,482.

Acquisition of Knox Gas

On March 24, 2004 the Company purchased from FEQ Gas, LLC, ("FEQ Gas"), a 75% membership interest in Knox Gas, which owns a 99% limited partnership interest in Knox Miss Partners, L.P., ("Knox Miss LP"), and a 1% membership interest on Knox Miss, LLC ("Knox Miss LLC"), a Delaware limited liability company and the general partner in Knox Miss LP. The Company agreed to assume FEQ Gas' obligation to make capital contributions to Knox Gas in the amount of $5 million. The proceeds of the capital obligation will be used to pay Knox Gas' obligations to Endeavour International Corporation ("Endeavour"), formerly Continental Southern Resources, Inc., under a secured promissory note issued to Endeavour. As of June 30, 2004 the Company has contributed $2,600,000 to Knox Gas.

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

Knox Gas' Acquisition of Knox Miss Partners, L.P.

On February 26, 2004, Knox Gas acquired 99% limited partnership interest in Knox Miss L.P. and 1% membership interest in Knox Miss LLC from Endeavour, in consideration of which Knox Gas paid $500,000 in cash and issued a secured promissory note of $4,500,000 to Endeavour.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - BUSINESS COMBINATIONS - (Continued)

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

The following pro forma presentation assumes the Company's acquisition of Touchstone Texas and Knox Gas, and Knox Gas' acquisition of Knox Miss LP took place on January 1, 2003 and shows the pro forma effect on loss from operations. The historical column presents the unaudited financial information of the Company for the periods indicated.

                                                 Six Months Ending                     Six Months Ending
                                              June 30, 2004 (unaudited)             June 30, 2003 (unaudited)
                                          --------------------------------      --------------------------------

                                           Historical         Pro Forma          Historical          Pro Forma
                                          -------------      -------------      -------------      -------------
Revenue                                   $      83,937      $      83,937      $          --      $      20,569
Operating expenses                            2,409,945          2,409,945              5,249          1,444,777
Loss from operations                         (2,326,008)        (2,326,008)            (5,249)        (1,424,208)
Other (income) loss                           7,069,667          7,069,667                 --            410,769
Net loss before minority
 interest and pre-acquisition losses         (9,395,675)        (9,395,675)            (5,249)        (1,834,977)
Minority interest and pre-acquisition
 losses                                         586,037            100,000                 --             13,376
Net loss to common
 Stockholders                                (8,809,636)        (9,295,675)            (5,249)        (1,821,601)
Net loss per common share -
 basic and diluted                                (0.09)             (0.09)                --              (0.01)
Weighted average number of
 common shares outstanding -
 basic and diluted                           99,092,859         99,092,859        166,775,000        166,775,000

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - BUSINESS COMBINATIONS - (Continued)

                                                Three Months Ending                    Three Months Ending
                                             June 30, 2004 (unaudited)              June 30, 2003 (unaudited)
                                          --------------------------------      --------------------------------
                                           Historical          Pro Forma          Historical         Pro Forma
                                          -------------      -------------      -------------      -------------
Revenue                                   $      77,315      $      77,315      $          --      $       9,939
Operating expenses                            1,863,543          1,863,543              1,275            477,997
Loss from operations                         (1,786,228)        (1,786,228)            (1,275)          (468,058)
Other (income) loss                           7,049,423          7,049,423                 --            303,738
Net loss before minority
 interest and pre-acquisition losses         (8,835,651)        (8,835,651)            (1,275)          (771,796)
Minority interest and pre-acquisition
 losses                                         123,810            100,000                 --              5,947
Net loss to common
 Stockholders                                (8,711,841)        (8,735,651)            (1,275)          (765,849)
Net loss per common share -
 basic and diluted                                (0.17)             (0.17)                --                 --
Weighted average number of
 common shares outstanding -
 basic and diluted                           51,942,587         51,942,587        166,775,000        166,775,000


NOTE 6 - RECEIVABLES - RELATED PARTY

Notes Receivable - Related Party

As of June 30, 2004, th Company had received several non-interest bearing notes receivable totaling $30,000 from Marck Bush, who is the President of Touchstone Texas and Touchstone Canada.

Due from Related Parties

As of June 30, 2004, the Company had advanced $50,975 to PHT Vicksburg and $35,000 to Touchstone Canada, respectively. In addition, the Company was owed $101,607 from Touchstone Canada for payment of accounts payable which Touchstone Canada had agreed to assume prior to the Company's acquisition of Touchstone Texas.

NOTE 7 - OIL AND GAS PROSPECTS

Knox Miss LP

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 7 - OIL AND GAS PROSPECTS - (Continued)

All operations in the Livingston Transform Area, Longview and Osborn Prospects will be conducted in accordance with the provisions of Joint Operating Agreements between the parties. The Joint Operating Agreements are to be in a standard industry form with minor modifications as agreed to by the parties. Knox Miss LP is to be named as the operator in each of the Joint Operating Agreements. Subsequent to one year after the date of the exploration agreements, if either party to the relevant exploration agreement elects to drill an initial prospect exploratory well, then, depending on the results of the drilling activities, if the other party to the Exploration Agreement elects not to participate in the drilling activities, it may be obligated to relinquish to the participating party: (i) its interest or right to earn or acquire an interest in the producing unit established for the initial prospect exploratory well, and
(ii) a portion of its interest or right to earn or acquire an interest in the remainder of the Prospect Area depending on the results of the drilling activities.

On May 23, 2002, Knox Miss LP entered into an Exploration and Development Agreement (the "Agreement") with Clayton Williams Energy, Inc. ("Clayton Williams") to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases in certain prospects which cover several counties in Mississippi. Pursuant to the Agreement, Knox Miss LP was required to pay Clayton Williams a management fee in the aggregate amount of $500,000 payable in twenty-four monthly installments. During 2003 and 2002, Knox Miss LP had purchased 50% working interest in various oil, gas and mineral leases. As a result of the settlement of Knox Miss LP's lawsuit with Clayton Williams on May 26, 2004 (See Note 15), Knox Miss LP assigned all of its leasehold interests it acquired from May 23, 2002 through April 30, 2004 in the original area of mutual interest back to Clayton Williams, except for the School Board Lease, which Knox Miss LP acquired in August 2002 for $136,644.

In addition, Knox Miss LP assigned all of its leasehold interests in the Savannah Lake prospect it acquired from SKH Energy during 2002 to Clayton Williams, the value of which was approximately $261,474.

During 2003 and 2002, Knox Miss LP acquired various leasehold interests in Noxubee County, Mississippi. As a result of Knox Miss LP's lawsuit settlement with Clayton Williams, Knox Miss LP assigned half of its leasehold interests in Noxubee County to Clayton Williams in the amount of $45,124.

Oil and gas properties consisted of the following at June 30, 2004:

         Unproved properties acquisition costs                                   $  2,645,932
         Drilling in Progress                                                           5,383
         Other capitalized costs                                                      210,794
         Excess purchase price for Knox Gas' acquisition of Knox Miss LP
            that was allocated to unproved oil and gas property (See Note 5)        1,313,080
         Excess purchase price for the Company's acquisition of Knox Gas
            that was allocated to unproved oil and gas property (See Note 5)           57,820
                                                                               -----------------

         Net capitalized oil and gas properties                                  $  4,233,009
                                                                               =================

Touchstone Pierce Exploration, LLC

On June 28, 2004, the Company formed Touchstone Pierce Exploration, LLC as the sole managing member. Pursuant to the operating agreement of Touchstone Pierce, the Company may be called upon from time to time for contributions so as to meet the reasonable capital requirements of Touchstone Pierce.

In July 2004, Touchstone Pierce acquired various leases on the Pierce Ranch in Matagorda County, Texas from South Oil, Inc. ("South Oil").

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 7 - OIL AND GAS PROSPECTS - (Continued)

At the discretion of the Company, the managing member of Touchstone Pierce, available cash will be distributed based on the value of aggregate capital contributions.

Maverick Basin Exploration, LLC.

On June 23, 2004, the Company formed Maverick Basin Exploration, LLC as the initial Class A member with a 74.25% membership interest and initial Class B member with a 24.75% membership interest. PHT Gas, LLC was the initial Class C member with a 1% membership interest. Pursuant to the operating agreement of Maverick, the Company may be called upon from time to time for capital contributions to meet the reasonable capital requirements of Maverick.

On July 14, 2004, the Company, prior to making any membership contributions to Maverick, withdrew as the Class A member. Simultaneously South Oil agreed to become the Class A member of Maverick and assumed the capital contribution requirements of the Class A member.

PHT West Pleito Gas, LLC

On April 22, 2004, the Company made an initial capital contribution of $373,500 to PHT West Pleito Gas, LLC, in exchange for an 83.4% membership interest in PHT West. In July 2004, the Company made an additional capital contribution of $500,000 to PHT West. Pursuant to operating agreement of PHT West, the Company and the other non-managing members in PHT West may be called upon from time to time for additional contributions to meet the reasonable capital requirements of PHT West. PHT West owned a 35% working interest in approximately 1,800 acres of leases in Kern County, California, for which Touchstone Texas was the operator.

In May and June 2004, the operating agreement of PHT West was amended to reflect the addition of another member, which reduced the Company's membership interest to 71.5%.

At the discretion of PHT Gas, LLC, the managing member of PHT West, available cash will be distributed based on the value of aggregate capital contributions.

During July of 2004, due to certain drilling difficulties, Touchstone Texas resigned as the operator in the West Pleito Fan and PHT West notified the other non-operators that it decided to surrender its entire working interest in the prospect to the remaining non-operators. As a result, PHT West has impaired all of the leasehold acquisition and drilling costs incurred as of June 30, 2004 and recorded an impairment charge of $1,313,245.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT Vicksburg Partners, L.P.

On March 23, 2004, Touchstone Vicksburg purchased a 9.9% limited partnership interest in PHT Vicksburg Partners, LP ("PHT Vicksburg"), a Delaware limited partnership from Montex Exploration, Inc. ("Montex"), a Delaware corporation, for $48,000. The Company, subsequent to the purchase, invested an additional $255,000 in PHT Vicksburg. On April 1, 2004, the limited partnership agreement was amended to remove seven limited partners, which increased Touchstone Vicksburg's limited partnership interest to 27.50%. As of June 30, 2004, PHT Vicksburg has acquired various leasehold interests in East Coastal Field Prospect and Sullivan City Prospect located in Starr and Hidalgo Counties, Texas.

At the discretion of PHT Gas, LLC, the general partner of PHT Vicksburg, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned, and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

Awakino South Exploration, LLC

On March 23, 2004, Touchstone Awakino purchased a 4.6% Class B membership interest in Awakino South Exploration, LLC ("Awakino South"), a Delaware limited liability company, from Montex for $150,000. Touchstone Awakino, subsequent to the purchase, invested an additional $196,154 in Awakino South, and received an additional 4.54% membership interest. During 2003, Awakino South acquired a 75% working interest in the Petroleum Exploration Permit No. PEP38479 oil and gas prospect located in New Zealand for $3,000,000.

At the discretion of PHT Gas, LLC, the Class A and managing member, available cash will be distributed 99% to Class B members to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 80% to the Class B members in proportion to their respective percentage interests and 20% to the Class A member. Distributions in liquidation of the limited liability company will be made in accordance with the capital accounts subject to the above distributions. Profit and loss is allocated to the members based on their respective distribution percentages.

PHT Stent Partners, L.P.

On March 26, 2004, became a limited partner in PHT Stent Partners, L.P. ("PHT Stent"), a Delaware limited partnership for which PHT Gas, LLC is the general partner. As of June 30, 2004, the Company contributed $550,000 for a $19.80% interest in PHT Stent. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Stent may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Stent.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

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

Louisiana Shelf Partners, L.P.

In April 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf Partners, LP ("LSP") from Endeavour, in consideration for which the Company agreed to pay Endeavour $250,000 and issue a contingent promissory note payable to Endeavour in the amount of $2,000,000. Subsequent to the purchase, Touchstone Louisiana invested an additional $1,000,000 in LSP. LSP is the holder of two leases in the State Waters adjoining Cameron Parish, Louisiana. State Lease 17742 will expire in March 2006, providing that the annual rentals are promptly paid in March 2005. State Lease 17666 will expire in December 2005, providing that the annual rentals are promptly paid in December 2004.

PHT Wharton Partners, L.P.

In April 2004, the Company became a limited partner in PHT Wharton Partners, L.P. ("PHT Wharton"), a limited partnership formed in January 2004, for which PHT Gas, LLC is the general partner. As of June 30, 2004, the Company has contributed $310,000 to the partnership for a 24.75% limited partnership interest. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Wharton may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Wharton. During 2004, PHT Wharton acquired various leases in the Colorado Bend Prospect located in Wharton County, Texas.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

PHT Vela Partners, L.P.

In April 2004, the Company subscribed for $1,350,000 to PHT Vela Partners, L.P. ("PHT Vela") of which $950,000 was contributed as of June 30, 2004. PHT Vela is a limited partnership formed in January 2004, of which the Company is a limited partner with 35.64% interest and PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Vela may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Vela. During 2004, PHT Vela has acquired a 55% working interest in the Vela leases located in Zapata County, Texas.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 80% to the limited partners in proportion to their respective percentage interests and 20% to PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 80% to the limited partner and 20% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

PHT Good Friday Partners, L.P.

In June 2004, the Company subscribed for $900,000 to PHT Good Friday Partners, L.P. ("PHT Good Friday") of which $600,000 was contributed as of June 30, 2004. PHT Good Friday is a limited partnership formed in June 2004, of which the Company is a limited partner with 23.04% interest and PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Good Friday may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Good Friday.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

PHT Martinez Partners, L.P.

In June 2004, the Company subscribed for $900,000 to PHT Martinez Partners, L.P. ("PHT Martinez") of which $600,000 was contributed as of June 30, 2004. PHT Martinez is a limited partnership formed in June 2004, of which the Company is a limited partner with 29.70% interest and PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Martinez may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Martinez.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

The following table, which excludes subscription receivables from the calculations of excess of carrying value over net assets, summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:


                                                      June 30, 2004
                                            ----------------------------------
                                                       (Unaudited)

                                                                 Excess of
                                                               Carrying Value
                                            Carrying Value     Over Net Assets
                                            --------------     ---------------
PHT Vicksburg Partners                        $  298,855          $   18,901
Awakino South Exploration, LLC                   294,833              30,070
PHT Stent Partners                               523,208             441,531
Louisiana Shelf Partners                       1,218,774                  --
PHT Wharton Partners                             600,000                  --
PHT Vela Partners                              1,350,000                  --
PHT Good Friday Partners                         900,000             461,625
PHT Martinez Partners                            900,000             125,423
LS Gas, LLC                                        1,000               1,000
2001 Hackberry Drilling Fund                      14,741                  --
                                              ----------          ----------

                                              $6,101,411          $1,078,550
                                              ==========          ==========


The following table summarizes outstanding subscription receivables excluded from the calculation of excess carrying value over net assets as of June 30, 2004.

                                    Limited Partnership's
                                          Total
                                        Subscription        Company's
                                        Receivables          Portion
                                        ----------          ----------

PHT Stent Partners                      $2,012,500          $       --
PHT Wharton Partners                     1,044,500             290,000
PHT Vela Partners                          950,000             400,000
PHT Good Friday Partners                 3,267,000             300,000
PHT Martinez Partners                    1,400,000             300,000
                                        ----------          ----------

                                        $8,674,000          $1,290,000
                                        ==========          ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at June 30, 2004 and has been compiled from the financial statements of the respective entities:


                                                        June 30, 2004
                                                        -------------
                                                         (Unaudited)

Total Assets                                             $18,992,153
                                                         ===========

Total Liabilities                                        $   906,497
                                                         ===========


                                                       Six Months Ended
                                                        June 30, 2004
                                                        -------------
                                                        (Unaudited)
Results of Operations:

Revenue                                                 $    50,917
Loss from operations                                    $(1,530,585)

Net Loss                                                $(1,535,696)


NOTE 9 - NOTES PAYABLE

In February 2004, Knox Gas issued a $4,500,000 promissory note to Endeavour as part of the consideration for its purchase of Knox Miss, LP (See Note 5). The note bears interest at 4% per annum. The Company is required to fund Knox Gas' obligations under the promissory note to Endeavor as follows: $500,000 plus accrued interest on or before March 27, 2004; $1,000,000 plus accrued interest on or before April 27, 2004; $1,000,000 plus accrued interest on or before June 27, 2004; and $2,000,000 plus accrued interest on or before August 27, 2004. The note is secured by Knox Gas' 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC. Only $2,050,121 was paid as of June 30, 2004, and therefore $2,449,879 of principal along with $49,879 of accrued interest remained outstanding. Knox Gas subsequently paid $400,000 to Endeavour in July 2004.

As of June 30, 2004, Knox Miss LP owed Montex and William Miller $98,000 and $28,000 respectively, for demand notes bearing interests at 3%. In addition, as of June 30, 2004, Knox Miss LP owed CSR-Waha Partners, LP $5,000 and Touchstone Texas owed $128,857 to John Dejoria. The Company also owed $4,000 for two other loans.

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

As of June 30, 2004, Knox Miss LP owed SPH Investments, Inc., a company controlled by Stephen P. Harrington, who is the sole officer and director of the Company, $14,000 for a demand loan bearing interest at 3%. In addition, as of June 30, 2004, Touchstone Texas owed LSP, Touchstone Vicksburg, 2001 Hackberry Drilling Fund, and Mark Bush $82,048, $71,600, $59,493 and $766, respectively.

As of June 30, 2004, the Company owed SPH Investments Profit Sharing, Inc., a company controlled by Stephen P. Harrington, who is the sole officer and director of the Company, $150,000 for a demand loan. Subsequent to June 30, 2004, $75,000 of the loan has been repaid.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 11 - CONVERTIBLE DEBENTURES

In March 2003, the Company issued to Laguna Capital Group LLC, a California limited liability company a $100,000, 8% convertible debenture due March 27, 2004. The convertible debenture were convertible at any time into shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock was the market price of the Company's common stock at the time of conversion. The convertible debenture was repaid on March 11, 2004. The interest was forgiven by the debt holder and the Company recorded the forgiveness of debt as income.

On March 23, 2004 the Company entered into a loan agreement to borrow $2,100,000 from Trident Growth Fund, LP ("Trident"), a Delaware limited partnership pursuant to a 12% secured convertible promissory note (the "Trident Note"). The Trident Note is secured by substantially all of the assets of the Company. The Trident Note matures on March 23, 2005, however the Company has the option to redeem the note at 100% of par at any time prior to the maturity date. Trident has the option to convert at any time all or a portion of the principal amount of the Trident Note into common stock of the Company. Trident was issued a warrant to purchase 250,000 shares of the Company's common stock as an additional incentive to make the loan. The warrants provide for a cashless exercise at the option of Trident provided that the per share market price of one share of common stock is greater than the warrant exercise price. The warrants expire on March 31, 2014. The initial conversion price of the Trident Note, and initial exercise price of the warrant is $1.00 per share of common stock, subject to anti-dilution provisions. The notes contain certain reset provisions which, if triggered, would require the Company to record a beneficial conversion expense for the difference between the market price and new adjusted price. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs and will be amortized over the life of the loan.

Interest is due monthly and payable in cash unless Trident elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by subsidiaries of the Company. As defined in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. Trident waived compliance with certain negative covenants contained in the Trident Note to permit the Company to issue convertible notes in the Company's ongoing private placement of up to $12 million of convertible notes and warrants, and waived compliance with all financial covenants contained in the Trident Note until the maturity date of the convertible notes issued in the private placement.

The Company has allocated the proceeds from issuance of the Trident Note and warrants based on a fair value basis for each item. Consequently, the convertible Trident promissory note was recorded with discounts of $1,175 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The discount was fully amortized and recorded as interest expense as of June 30, 2004.

Under the terms of the loan agreement, if the Company files a registration statement relating to any of its securities, it is required to notify Trident in writing and, upon Trident's request, will include in the registration statement the offer and sale of the shares of the common stock issuable upon Trident's conversion of the note.

In April 2004, the Company commenced a private placement of convertible promissory notes bearing interest at 1.58% per annum together with warrants to purchase shares of common stock in the Company at an exercise price of $2.00 per share. The notes are payable in April 2005 and subordinated to the Trident Note. The notes are mandatorily convertible into shares of the Company's common stock upon the earlier of: (i) the Company's filing of an amendment to the Company's Certificate of Incorporation increasing the number of shares of common stock the Company is authorized to issue such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock, or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of common stock such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 11 - CONVERTIBLE DEBENTURE - (Continued)

common stock. The initial conversion price of the note is $1.00 per share of common stock subject to certain adjustments. As of June 30, 2003 the Company issued $6,790,000 in principal of notes which were converted into 6,799,053 shares of the Company's common stock as a result of the Company's filing of an amendment to its Certificate of Incorporation increasing its authorized shares of common stock. The Company also issued 3,395,000 warrants to purchase shares of common stock in the Company. The Company has allocated the proceeds from issuance of the convertible notes and warrants based on a fair value basis for each item. Consequently, the convertible promissory notes were recorded with discounts of $3,167,900 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. Beneficial conversion discounts of $3,622,100 were recorded since the promissory notes were convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.59 when the notes were made. As of June 30, 2004, the discounts related to the ascribed value of the warrants and beneficial conversion feature were fully amortized as the notes were converted into common stock of the Company. The Company paid offering costs of $17,500 in connection with this Financing.

On May 27, 2004 the Company entered into a loan agreement to borrow $1,000,000 from Westwood AR, Inc. ("Westwood"), pursuant to a 10% convertible promissory note (the "Westwood Note"). The Westwood Note matures on August 31, 2005. The initial conversion price of the Westwood Note is $1.00 per share of common stock, subject to anti-dilution provisions. Westwood AR has the option to convert at any time all or a portion of the principal amount of the Westwood
Note into any of the following at the initial conversion price of $1.00:

      a)    1,000,000 shares of the Company's common stock;

      b)    5 membership interests in Knox Gas;

      c) 800,000 shares of the Company's common stock and 1 membership interest in Knox Gas;

      d) 600,000 shares of the Company's common stock and 2 membership interests in Knox Gas;

      e) 400,000 shares of the Company's common stock and 3 membership interests in Knox Gas; or

      f) 200,000 shares of the Company's common stock and 4 membership interests in Knox Gas.

A beneficial conversion discount of $540,000 was recorded since the Westwood Note was convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.54 when the note was made. This discount is being amortized over the term of the loan. As of June 30, 2004, the Company amortized $30,452 of the discount.

Interest is due on the earlier of the maturity date or the note conversion date and payable in cash unless Westwood elects to have the interest paid in common stock of the Company.

If the Company completes an equity offering after January 1, 2005, Westwood AR has the option to require the Company to repay Westwood AR up to 30% of the net proceeds the Company received from the equity offering on the Westwood Note.

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has not issued any of its authorized shares of preferred stock.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 12 - STOCKHOLDERS' EQUITY - (Continued)

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

On March 19, 2004, the Company effected a twenty-five for one common stock split. All shares and per share amounts in the financial statements and the notes thereto have been restated to reflect the stock split.

On March 23, 2004, Stephen P. Harrington surrendered for cancellation 7,380,000 of his shares of the Company's common stock in order to facilitate the transaction described below.

On March 23, 2004, the following transactions were consummated:

      (a) Pursuant to a stock purchase agreement by and between the Company and Touchstone Canada, the Company purchased 100% of the issued and outstanding shares of capital stock, no par value per share, of Touchstone Texas, a development stage corporation and wholly-owned subsidiary of Touchstone Canada. As consideration for the acquisition, the Company issued 7,000,000 shares of its common stock to Touchstone Canada valued at $70,000 by an independent valuation consultant. Upon the consummation of the acquisition, the Company paid an advisory fee to HMA Advisors, Inc. consisting of 280,000 shares of its common stock, which was valued at $2,800.

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

In June 2004, the Company amended its Certificate of Incorporation to increase its authorized shares of common stock to 150,000,000.

In April through June 2004, as an incentive for the lenders to loan a total of $6,790,000 to the Company, the Company issued to the lenders warrants to purchase a total of 3,395,000 shares of the Company's common stock at an exercise price of $2.00 exercisable immediately. The warrants expire in three years.

In June 2004, the Company issued 6,799,053 shares of common stock upon the conversion of the promissory notes in the principal amount of $6,790,000 plus accrued interest due thereon.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 13 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to reflect the number of additional shares of common stock issuable upon the exercise of convertible securities issued by the Company if the additional shares are dilutive to earnings. Since the issuance of these additional shares of common stock would have been anti-dilutive (i.e. reduce the loss per share), they were not included in the denominator. As of June 30, 2004, the Company excluded 6,745,000 potentially dilutive shares.

The number of shares of common stock and the loss per share reflected in the financial statements and notes thereto for the periods ended June 30, 2004 and 2003 have been updated to reflect the 25 for 1 stock split effected in March 2004 (see Note 12).

NOTE 14 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE

The Company neither owns nor leases any real or personal property. The sole officer and director of the Company provides office space and other services without charge. Such costs are immaterial to the financial statements in the periods presented and, accordingly, have not been reflected therein.

NOTE 15 - SETTLEMENT OF LAWSUIT WITH CLAYTON WILLIAMS

On or about May 3, 2003, Knox Miss LP filed a complaint in the District Court Of Harris County, Texas, 234th Judicial District against Clayton Williams as a result of Clayton Williams' breach of the Exploration and Development Agreement (See Note 7). Under the Agreement, Knox Miss LP had the right to participate in a 50% share of certain leases acquired by Clayton Williams during the term of the Agreement. Knox Miss LP elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Clayton Williams between July and February 2003 in payment of its share of the acquisition costs. In April 2003, Clayton Williams notified Knox Miss LP that it would not permit Knox Miss LP to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss LP sought a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases at issue. Clayton Williams denied all allegations.

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

On May 26, 2004, Knox Miss LP and Clayton Williams entered into a Settlement Agreement and Mutual Release ("Settlement"), pursuant to which:

      A.    Clayton Williams paid $75,000 to Knox Miss LP;

      B. Knox Miss LP assigned all of its leasehold interests it acquired from May 23, 2002 through April 30, 2004 in the AMI to Clayton Williams except for the School Board Lease on the Mathiston prospect, in which Knox Miss LP retained its 50% interest (see Note
            7);

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 15 - SETTLEMENT OF LAWSUIT WITH CLAYTON WILLIAMS

      C. Knox Miss LP assigned all of its leasehold interests it acquired pursuant to an exploration agreement with SKH Exploration (see Note
            7) in the Savannah Lake prospect to Clayton Williams;

      D. Knox Miss LP assigned half of the leasehold interests it acquired for $90,249 in the Noxubee County, Mississippi to Clayton Williams;

      E. Knox Miss LP received a release of certain deed of trust between Knox Miss LP as the grantor and Trident Growth Fund as the beneficiary as to the interests assigned by Knox Miss LP to Clayton Williams;

      F. Knox Miss LP was deemed to have paid all amounts owed to Clayton Williams as of April 30, 2004 and received a credit from Clayton Williams in the amount of $1,000,000. The credit was applied to Knox Miss LP's share of the drilling costs of the Gammill well, which is estimated to be $1,649,999, as well as the final monthly payment of Knox Miss LP's AMI management fee owed to Clayton Williams in the amount of $20,833 (See Note 7). As of June 30, 2004, the prepaid advance to the operator was $1,642,980.

      G. Knox Miss LP withdrew its leasehold interests and participation rights on the Natchez Trace prospect. As a result, the advance payment Knox Miss LP made to Clayton Williams in the amount of $549,600 in April 2004 was also applied as a credit towards Knox Miss LP's share of the drilling of the Gammill well; and

      H. Knox Miss LP paid the remaining balance of $257,875 for its share of the drilling costs of the Gammill well to Clayton Williams.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

In theoe projects for which the Company is an operator, the Company maintains certain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. In those projects in which the Company is not the operator, but in which it owns a non-operating interest directly or owns an equity interest in a limited partnership or limited liability company that owns a non-operating interest, the operator for the prospect maintains insurance to cover its operations.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 16 - COMMITMENTS AND CONTINGENCIES - (Continued)

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes that the policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

Potential Loss of Oil and Gas Interests/ Cash Calls

The Company is subject to cash calls related to its various investments in oil and gas prospects. If the Company does not pay its share of future Authorization For Expenditures ("AFE") invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

NOTE 17 - SUBSEQUENT EVENTS - NOT DISCLOSED ELSEWHERE

In July 2004, Awakino South borrowed $50,000 from BP Preferred Acquisition Corp and issued a demand promissory note.

In July 2004, Maverick Basin borrowed $2,050,000 from Trident Growth Fund and issued a 12% convertible promissory note. Maverick paid loan costs of $117,500 related to this transaction.

In July 2004, Maverick paid $2,000,000 to Blue Star as consideration related to the exploration agreement between Maverick and Blue Star (See Note 7).

In July 2004, the Company repaid $75,000 to SPH Investments Profit Sharing Plan, Inc. for partial payment of the demand promissory note (see Note 10).

In July 2004, the Company invested an additional $600,000 in Knox Gas, LLC.

In July 2004, the Company completed a private placement of convertible promissory notes, which converted immediately, bearing interest at 1.58% per annum together with warrants to purchase shares of common stock in the Company at an exercise price of $2.00 per share. The Company had received from investors subscription agreements of $6,890,000. The notes were payable in April 2005 and subordinated to the Trident Note. The notes contained a mandatorily convertible feature that provided that all of the notes would convert automatically into shares of the Company's common stock upon the effective date of an amendment to its Certificate of Incorporation to increase the number of shares authorized to enable all of the notes to be converted into shares of common stock which occurred on June 4, 2004. The initial conversion price of the note is at a rate of $1.00 per common share subject to certain adjustments.

On July 19, 2004, we obtained $3,000,000 from Alto Fina, B.V., a Netherlands Antilles Company, in consideration for which we issued units comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.00 per share and terminates three years from the date of grant.

In August 2004, Knox Miss Partners repaid the $98,000 demand note due to Montex Exploration, Inc.

On July 23, 2004, the Company acquired a limited partnership interest of approximately 11% in PHT Las Palomas Partners, L.P., a Delaware limited partnership ("Las Palomas"), for consideration of $500,000. In addition, the Company is responsible for approximately $500,000 of the expenses set forth on the project's authorization for expenditures statement dated August 1, 2004. Las Palomas owns a leasehold interest in approximately 1,425 acres in Zapata County in South Texas, and the underlying prospects are operated by Reichmann Petroleum. An initial exploration well is currently being drilled and should be completed in September. If the initial exploration well is successful, the project may drill up to three (3) additional wells on the acreage in the project.

In August 2004, Knox Gas invested an additional $580,000 in Knox Miss Partners, L.P.

In August 2004, Knox Gas admitted a new member which reduced Touchstone's membership interest in Knox Gas from 75% to 68.18%. In addition, the Company was released of its obligation to make the remaining $2,400,000 capital contribution to Knox Gas in order for Knox Gas to pay Endeavour the remaining balance on the promissory note (See Note 5).
                                       25

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

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, and other products or services, the price of oil, natural gas, and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" in our annual report on Form 10-KSB and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

      We are an independent energy company engaged primarily in oil and gas exploration, development and production and the acquisition of producing properties. We target high-potential oil and gas assets located primarily in Texas, Louisiana, Mississippi and other traditional oil producing states in the southern United States, as well as in New Zealand.

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

      We are in the development stage, have significant debt obligations to repay, have current liabilities that exceed our current assets and have incurred losses since inception. We will need to expend a significant amount of funds during the next twelve months to meet capital calls and pay drilling and production costs on our various interests in oil and gas prospects and to acquire additional properties. Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2003 as to the substantial doubt about our ability to continue as a going concern. As a result of our subsequent receipt of cash through various financings and internally generated cash flows, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels for at least the next 12 months. However, our long-term viability and growth will ultimately depend upon the success of the projects in which we acquire interests, as to which we can provide no assurances.

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

o Pursue Strategic Acquisitions. We seek to leverage our extensive regional knowledge base by acquiring leasehold acreage and producing or non-producing properties in areas such as Louisiana, Mississippi and Texas that are in mature fields with complex geology that have multiple reservoirs and existing infrastructure.

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

RECENT ACQUISITIONS

      In furtherance of this plan, we recently acquired interests in the following projects:

Maverick Basin Exploration Project

      On June 28, 2004, we acquired all of the Class A membership interests and Class B membership interests representing an aggregate membership interest of 99% in Maverick Basin Exploration, LLC, a Delaware limited liability company ("Maverick Basin"), for aggregate consideration consisting of a commitment by us to make initial capital contributions to Maverick Basin in the amount of $4,100,000. On July 14, 2004, we withdrew as the Class A member of Maverick Basin, and South Oil, Inc. ("South Oil") was admitted as the successor Class A member. As a result, our obligation to make capital contributions to Maverick Basin was reduced from $4,100,000 to $100,000. We currently own all of the Class B membership interests in Maverick Basin, representing an aggregate membership interest in Maverick Basin of approximately 24.75%, and are the operator of the underlying prospects. Maverick Basin is a party to an exploration agreement with Blue Star Oil and Gas, Ltd. ("Blue Star") pursuant to which, upon the payment of $2,000,000 to Blue Star, Maverick Basin will acquire the right to earn 50% of the revenues generated from any wells drilled on approximately 10,000 acres in Maverick Basin in South Texas and 10,000 acres covered by an option granted to Maverick Basin under the exploration agreement if and when the option is exercised. Maverick Basin is undertaking geophysical and technical analysis on four (4) different locations, and plans to commence drilling an initial exploration well by the end of September. If the first well is successful and the option is exercised, Maverick Basin may drill as many as 130 horizontal wells in the currently owned and optioned acreage in the project.

Martinez Ranch Project

      We recently acquired a limited partnership interest of approximately 20% in PHT Martinez Partners, L.P., a Delaware limited partnership ("Martinez Partners"), for aggregate consideration of $900,000 and are the operator of the underlying prospects. Martinez Partners owns a leasehold interest in approximately 1,600 acres in Zapata County in South Texas and plans to drill an initial exploration well in September. If the initial exploration well is successful, Martinez Partners may drill up to four (4) additional wells on the acreage in the project.

PHT Las Palomas Project

      On  July  23,  2004,  we  acquired  a  limited  partnership   interest  of
approximately 11% in PHT Las Palomas Partners, L.P., a Delaware limited partnership ("Las Palomas"), for consideration of $500,000. In addition, we are responsible for approximately $500,000 of the expenses set forth on the project's authorization for expenditures statement dated August 1, 2004. Las Palomas owns a leasehold interest in approximately 1,425 acres in Zapata County in South Texas, and the underlying prospects are operated by Reichmann Petroleum. An initial exploration well is currently being drilled and should be completed in September. If the initial exploration well is successful, the project may drill up to three (3) additional wells on the acreage in the project.

Good Friday Project

      We recently acquired a limited partnership interest of approximately 15% in PHT Good Friday Partners, L.P., a Delaware limited partnership ("Good Friday"), for aggregate consideration of $900,000. Good Friday owns a leasehold interest in approximately 2,300 acres in Zapata County in South Texas, and the underlying prospects are operated by Reichmann Petroleum. Good Friday intends to complete the drilling of an initial exploration well by the middle of October. If the initial exploration well is successful, Good Friday may drill up to five
(5) additional wells on the acreage in the project.

Pierce Ranch Project

      On June 28, 2004, we acquired a membership interest of approximately 100% in Touchstone Pierce Exploration, LLC, a Delaware limited liability company ("Touchstone Pierce") for $304,000, and are the operator of the underlying prospects. Touchstone Pierce owns several prospects in the 26,000 acre Pierce Ranch in Matagorda County, Texas. Touchstone Pierce is undertaking geophysical and technical analysis to determine a suitable location for an initial exploration well. If the initial exploration well is successful, Touchstone Pierce may drill up to nine (9) additional wells on the acreage in the project.

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Revenues

      We generated $77,315 and $83,937 of revenue during the three and six months ended June 30, 2004, respectively. We had no revenue during the corresponding periods in 2003. The revenue consisted of overhead income related to the operation of various oil and gas wells. We expect revenues to increase in the future as we continue to develop recently acquired properties and generate additional income from such properties.

Exploration Expenses

      Exploration expenses were $41,704 and $114,079 during the three and six months ended June 30, 2004, respectively. We had no exploration expenses during the corresponding periods in 2003. The exploration expenses resulted primarily from exploration activities conducted on our Mississippi prospects. We expect exploration expenses to continue to increase during the remainder of 2004 as we continue to increase the amount of exploration activities we are conducting on our prospects.

Impairment of Oil and Gas Properties

      We incurred $1,313,245 in impairment of oil and gas properties expenses during the three and six months ended June 30, 2004. We did not have any impaired property expenses during the corresponding periods in 2003. The expense related to an impairment of the carrying value of the unproved properties acquisition costs and the drilling costs incurred in PHT West Pleito Gas, LLC ("PHT West Pleito") that we recently acquired as a result of our withdrawal as the operator and surrender of our working interest in the West Pleito project.

Bad Debt Expense

      We had $0 and $15,454 in bad debt expenses during the three and six months ended June 30, 2004, respectively. We did not have any bad debt expenses during the corresponding periods in 2003. The expense resulted from certain loans that we had previously made that were written off as uncollectible.

General and Administrative

      General and administrative expenses were $508,594 and $967,167 during the three and six months ended June 30, 2004, respectively, as compared to $1,275 and $5,249 during the corresponding periods in 2003. The increase in general and administrative expenses was primarily due to the substantial increase in operations we experienced when we entered into the oil and gas exploration business. The costs during the three and six months ended June 30, 2004 consisted of $227,068 and $356,770, respectively, of professional fees incurred in connection with our recent acquisitions and compliance with our reporting obligations under the federal securities laws, $64,109 and $111,509, respectively, in consulting and engineering fees, and $170,017 and $498,888, respectively, of other general and administrative expenses consisting primarily of expenses for compensation, rent, travel and utilities. We expect general and administrative expenses to remain at current levels during the remainder of 2004.

Total Other Expenses

      Other expenses totaled $7,049,423 and $7,069,667 during the three and six months ended June 30, 2004, respectively. We had no other expenses during the corresponding periods in 2003. The other expenses consisted of $6,942,718 and $6,963,797, respectively, of interest expense during the three and six month periods ended June 30, 2004 related to interest incurred on outstanding convertible notes of which $6,790,000 were non cash charges associated with the beneficial conversion feature of the notes and the ascribed value of the warrants issued together with the notes. The balance consisted primarily of equity losses from our investments in limited partnerships and limited liability companies of $108,749 and $113,489 during the three and six month periods ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the six months ended June 30, 2004 was $19,024 and consisted primarily of payments for professional and compensation expenses, partially offset by collections from accounts receivable.

      Net cash used in investing activities during the six months ended June 30, 2004 was $6,416,514 and consisted primarily of $5,409,154 of investments in various limited partnership interests accounted for under the equity and cost method of accounting, $902,961 of acquisitions of limited partnership interests which are consolidated on our financial statements, $420,765 for the purchase of oil and gas interests and drilling costs, and $196,157 of notes receivables. The forgoing amounts were partially offset by $506,869 of cash acquired in connection with our acquisition of Touchstone Resources USA, Inc., a Texas corporation and our wholly-owned subsidiary.

      Net cash provided by financing activities for the six months ended June 30, 2004 was $8,115,347 and consisted primarily of $787,968 of proceeds from notes payable, $194,000 from minority contributions, and $9,890,000 of proceeds from the issuance of convertible debt. The forgoing amounts were offset by repayment of promissory notes in the amount of $2,550,121, repayment of convertible debt in the amount of $100,000, and $121,500 of loan costs.

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

      On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Trident Note") and warrants to Trident Growth Fund, LP ("Trident"). The Trident Note is due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti dilution and reset provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Trident Note contains various financial covenants with which we are required to comply and various negative covenants which prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. Trident subsequently waived compliance with certain negative covenants to permit us to engage in our recently completed private offering of convertible notes and warrants (described below), and waived compliance with all financial covenants contained in the Trident Note until the maturity date of the convertible notes issued in the private placement.

      In connection with the issuance of the Trident Note, we issued warrants to Trident to purchase 250,000 shares of common stock. The warrants are immediately exercisable at an exercise price of $1.00 per share (subject to adjustment pursuant to anti dilution provisions of the warrant) and terminate 10 years from the date of grant.

      In July 2004, we completed a private offering of convertible notes and warrants through which we received aggregate gross cash proceeds of approximately $6,890,000. The notes contained a mandatory conversion feature that provided that all of the notes would convert automatically into shares of our common stock at a conversion price of $1.00 per share upon the effective date of an amendment to our certificate of incorporation to increase the number of shares we are authorized to issue sufficient to enable all of the notes to be converted or exercised, as applicable, into shares of our common stock. On June 4, 2004, an amendment to our certificate of incorporation became effective that increased the number of shares of common stock we are authorized to issue from 50 million to 150 million, and all of the notes were automatically converted into shares of our common stock. The warrants became exercisable immediately upon the effective date of the amendment to our certificate of incorporation at an exercise price of $2.00 per share and terminate three (3) years from the date of grant.

      On May 27, 2004, we obtained gross proceeds of $1,000,000 through the issuance of a $1,000,000 principal amount convertible promissory note (the "Westwood Note") to Westwood AR, Inc., a Nevada corporation ("Westwood"). The Westwood Note is due August 31, 2005 and accrues interest at 10% per annum payable at maturity. The principal amount of the Westwood Note and any accrued interest thereon is convertible, in whole or in part, at the option of Westwood into: (i) shares of our common stock at an initial conversion price of $1.00 per share, (ii) five (5) membership interests in Knox Gas, LLC, a Delaware limited liability company ("Knox Gas"); or (iii) any of certain specified combinations of the foregoing. Under the terms of the Westwood Note, we are subject to a prepayment option such that, in the event we complete any equity offerings after January 1, 2005, Westwood has the right to require that we distribute to Westwood up to thirty percent (30%) of the amount of the net proceeds received by us in any or all of such offerings towards repayment of the Westwood Note.

      On July 19, 2004, we obtained $3,000,000 from Alto Fina, B.V., a Netherlands Antilles company, in consideration for which we issued units comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $2.00 per share and terminates three (3) years from the date of grant.

      The forgoing constitutes our principal sources of financing during the past twelve months.

      We recently purchased interests in the various oil and gas limited partnerships and limited liability companies for consideration consisting of a combination of cash, shares of our common stock and promissory notes. In that connection, we recently issued a $2,000,000 contingent note for the purchase of our interest in Louisiana Shelf. In addition, Knox Gas is obligated under a promissory note due to Endeavour International Corporation in the amount of approximately $2,500,000.

      We will need to expend significant funds to meet capital calls and pay drilling and production costs on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, we expect to incur capital calls and production costs with respect to our various limited partnership and limited liability company interests during the next 12 months as follows (each amount an approximation):

      o $100,000 for exploration costs on PHT Vicksburg, LLC over the next 12 months;

      o $500,000 for exploration costs on Louisiana Shelf Partners, L.P. ("Louisiana Shelf") by December 31, 2004;

      o     $500,000 for exploration costs on Knox Gas over the next 12 months;

      o $400,000 for exploration costs on PHT Wharton Partners, L.P. ("PHT Wharton") over the next 12 months;

      o $250,000 for exploration costs on PHT Stent Partners, L.P. ("PHT Stent") over the next six (6) months;

      o $100,000 for exploration costs on Awakino South Exploration Corp., LLC over the next six (6) months;

      o $500,000 for exploration costs to PHT Vela Partners, L.P. over the next 12 months;

      o $500,000 for exploration costs to PHT West Pleito over the next 12 months;

      o $200,000 for exploration costs to Maverick Basin over the next 12 months;

      o $200,000 for exploration costs to Touchstone Pierce over the next 12 months;

      o $400,000 for exploration costs to Martinez Partners over the next 12 months;

      o $400,000 for exploration costs to Las Palomas over the next 12 months; and

      o $500,000 for exploration costs to Good Friday over the next 12 months.

      If any of the other owners of leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in the limited partnerships or limited liability companies in which we have invested, respectively, fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

      We will need approximately $7,000,000 to execute our business plan, satisfy capital calls, and pay drilling and production costs during the next twelve months. In addition, we will need approximately $5,100,000 to repay our outstanding indebtedness during the next twelve months. In light of our available cash resources, which include the net proceeds we received from our recently completed private offering of convertible notes and warrants, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels for at least the next 12 months. However, if we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we may be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interests in one or more of our prospects.

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

      Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if: (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

      Our recent entrance into the oil and gas business subjects us to new accounting policies that we were not previously subject to. We believe that the following significant accounting policies are most critical to an evaluation of our financial condition and results of operations.

Proved Oil and Natural Gas Reserves

      Proved reserves are defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, that we may enter into.

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

Successful Efforts Accounting

      We utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

Impairment of Properties

      We review our proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair value of the asset which is estimated to be the expected present value of future net cash flows from proved reserves, utilizing a risk-free rate of return. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Property Retirement Obligations

      We are required to make estimates of the future costs of the retirement obligations of its producing oil and gas properties. This requirement necessitates that we make estimates of its property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

Income Taxes

      We are subject to income and other related taxes in areas in which it operates. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by us. We will periodically evaluate its tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in its financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      On or about May 3, 2003, Knox Miss. Partners, L.P. ("Knox Miss") filed a complaint in the District Court of Harris County, Texas, 234th Judicial District, against Clayton Williams Energy, Inc. ("Clayton Williams") as a result of Defendant's breach of an Exploration and Development Agreement dated on or about May 23, 2002, by and between Knox Miss and Clayton Williams (the "Exploration Agreement"). Under the terms of the Exploration Agreement, Knox Miss had the right to participate in a 50% share of certain leases acquired by Clayton Williams during the term of the Exploration Agreement. Knox Miss elected to participate in the acquisition of the leases and paid in excess of $1.7 million to Clayton Williams between July and December 2002 in payment of its share of the acquisition costs. In April 2003, Clayton Williams notified Knox Miss that it would not permit Knox Miss to participate in the acquisition of the leases, alleging that the foregoing payments were not received within the time frame provided in the Agreement. Knox Miss sought a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases and to recover damages arising from Clayton William's breach of the Exploration Agreement. Clayton Williams denied all allegations.

      On October 31, 2003, Clayton Williams filed a counterclaim against Knox Miss and filed a third party petition against PHT Gas alleging that Knox Miss had breached the Exploration Agreement by assigning an overriding royalty interest to PHT Gas. Clayton Williams sought a declaratory judgment to establish its rights under the Exploration Agreement and an order of specific performance compelling Knox Miss to convey the royalty interest to Clayton Williams.

      On May 26, 2004, Knox Miss and Clayton Williams entered into a Settlement Agreement and Mutual Release on substantially the following terms:

      1. Clayton Williams paid $75,000 to Knox Miss;

      2. Knox  Miss  assigned  the  following  leasehold  interests  to  Clayton
Williams: (i) all of its leasehold interests in the Area of Mutual Interest (as defined in the Exploration Agreement) to Clayton Williams except for the School Board Lease (as defined in the Exploration Agreement) on the Mathiston prospect;
(ii) all of its leasehold interests it acquired pursuant to an exploration agreement with SKH Exploration, Inc. in the Savannah Lake prospect; and (iii) half of the leasehold interests it acquired in Noxubee County, Mississippi;

      3. Knox Miss was released from all obligations under that certain deed of trust between Knox Miss as the grantor and Trident as the beneficiary with respect to the interests assigned to Clayton Williams;

      4. Knox Miss was deemed to have paid all amounts owed to Clayton Williams as of April 30, 2004 and received a credit from Clayton Williams in the amount of $1,000,000 which was applied to Knox Miss' share of the drilling costs of the Gammill well and the final monthly payment of the Area of Mutual Interest management fee owed to Clayton Williams;

      5. Knox Miss withdrew its leasehold interests and participation rights on the Natchez Trace prospect, and a $549,600 advance payment made to Clayton
Williams was applied towards Knox Miss' share of the drilling and completing costs of the Gammill well; and

      6. Knox Miss paid the remaining balance of $257,875 for its share of the drilling costs of the Gammill well to Clayton Williams.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      1. On May 27, 2004, we obtained gross proceeds of $1,000,000 through the issuance of a $1,000,000 principal amount convertible promissory note to Westwood AR, Inc., a Nevada corporation ("Westwood"). The note is due August 31, 2005 and accrues interest at 10% per annum payable at maturity. The principal amount of the note and any accrued interest thereon is convertible, in whole or in part, at the option of Westwood into: (i) shares of our common stock at an initial conversion price of $1.00 per share, (ii) five (5) membership interests in Knox Gas; or (iii) any of certain specified combinations of the foregoing. Under the terms of the note, we are subject to a prepayment option such that, in the event we complete any equity offerings after January 1, 2005, Westwood has the right to require that we distribute to Westwood up to thirty percent (30%) of the amount of the net proceeds received by us in any or all of such offerings towards repayment of the note. The note was issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) without payment of underwriting discounts or commissions to any person.

      2. In July 2004, we completed a private offering of convertible notes and warrants through which we received aggregate gross cash proceeds of approximately $6,890,000. The notes contained a mandatory conversion feature that provided that all of the notes would convert automatically into shares of our common stock at a conversion price of $1.00 per share upon the effective date of an amendment to our certificate of incorporation to increase the number of shares we are authorized to issue sufficient to enable all of the notes and warrants to be converted or exercised, as applicable, into shares of our common stock. On June 4, 2004, an amendment to our certificate of incorporation became effective that increased the number of shares of common stock we are authorized to issue from 50 million to 150 million, and all of the notes were automatically converted into 6,799,053 shares of our common stock. The warrants became exercisable immediately upon the effective date of the amendment to our certificate of incorporation at an exercise price of $2.00 per share and terminate three (3) years from the date of grant. The offering was made to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

      3. On July 19, 2004, we obtained $3,000,000 from Alto Fina, B.V., a Netherlands Antilles company, in consideration for which we issued units comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $2.00 per share and terminates three (3) years from the date of grant. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) without payment of underwriting discounts or commissions to any person.

ITEM 5.    OTHER INFORMATION

      On June 28, 2004, pursuant to the terms of that certain Operating Agreement of Maverick Basin Exploration, LLC (the "Operating Agreement"), dated June 23, 2004, by and between us and PHT Gas, LLC ("PHT Gas"), we acquired 100% of the Class A membership interests and Class B membership interests of Maverick Basin, representing an aggregate membership interest of 99% in Maverick Basin, for aggregate consideration consisting of a commitment by us to make initial capital contributions to Maverick Basin in the amount of $4,100,000.

      On July 14, 2004, pursuant to the terms of that certain Amendment to the Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004, by and among the Company, PHT Gas and South Oil, Inc. ("South Oil"), we withdrew as the Class A member of Maverick Basin, and South Oil was admitted as the successor Class A member. As a result, our obligation to make capital contributions to Maverick Basin was reduced from $4,100,000 to $100,000.

      As a result of the above transactions, we currently own all of the Class B membership interests in Maverick Basin, representing an aggregate membership interest in Maverick Basin of approximately 24.75%. We are also the operator of the underlying prospects. Maverick Basin is a party to an exploration agreement with Blue Star Oil and Gas, Ltd. ("Blue Star") pursuant to which, upon the payment of $2,000,000 to Blue Star, Maverick Basin will acquire the right to earn 50% of the revenues generated from any wells drilled on approximately 10,000 acres in Maverick Basin in South Texas. Maverick Basin is undertaking geophysical and technical analysis on four (4) different locations, and plans to commence drilling on an initial exploration well by the end of September. If the first well is successful and the option is exercised, Maverick Basin may drill as many as 130 horizontal wells in the currently owned and optioned acreage in the project.

      The amount of the consideration that we paid in connection with the transactions was determined in arm's-length negotiations between the parties thereto, and the terms of the transactions were approved by each of such parties' respective board of directors or similar governing body. Prior to the transactions, there were no material relationships between us, or any of our respective affiliates, officers and directors, or associates of any such officers or directors, on the one hand, and Maverick Basin, PHT Gas or South Oil, on the other hand.

      The foregoing description of the transactions does not purport to be complete and is qualified in its entirety by the terms of each of the Operating Agreement and the Interest Purchase Agreement filed as Exhibits 10.20 and 10.21, respectively, to this report and incorporated by reference herein.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

 Exhibit No.                               Exhibit
 -----------                               -------

     2.1 Stock Purchase Agreement by and between Touchstone Resources, Ltd. and the Company, dated March 15, 2004 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 15, 2004)

     2.2 Agreement and Plan of Merger by and between the Company and Touchstone Resources USA, Inc., a Delaware company and wholly owned subsidiary of the Company (Incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

 Exhibit No.                               Exhibit
 -----------                               -------

     3.1      Certificate of Incorporation (Incorporated by reference to Exhibit
              3.1 to the Registrant's Registration Statement on Form SB-2 filed on December 7, 2001)

     3.2 Certificate of Ownership Merging Touchstone Resources USA, Inc into The Coffee Exchange, Inc. dated March 18, 2004 (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

     3.3      Bylaws   (Incorporated   by   reference  to  Exhibit  3.2  to  the
              Registrant's Registration Statement on Form SB-2 filed on December 7, 2001)

    10.1 Stock Redemption Agreement, dated February 28, 2004, by and between Scott Yancey and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 30, 2004)

    10.2 Stock Redemption Agreement, dated February 28, 2004, by and between George Sines and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 30, 2004)

    10.3      Stock Purchase  Agreement  dated February 28, 2004 between Stephen
              P.  Harrington  and Scott  Yancey  (Incorporated  by  reference to
              Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 30, 2004)

    10.4      Stock Purchase  Agreement  dated February 28, 2004 between Stephen
              P.  Harrington  and George  Sines  (Incorporated  by  reference to
              Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 30, 2004)

    10.5 Interest Purchase Agreement, dated March 23, 2004, by and among the Company, Touchstone Louisiana, Inc. and Touchstone Resources, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 15, 2004)

    10.6 Interest Purchase Agreement dated March 23, 2004, by and among Touchstone Vicksburg, Inc., Touchstone Awakino, Inc. and Montex Exploration, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 15, 2004)

    10.7 Loan Agreement dated March 23, 2004 by and between the Company and Trident Growth Fund, L.P. ("Trident") (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

    10.8 12% Secured Convertible Promissory Note dated March 23, 2004 in the principal amount of $2,100,000 issued to Trident (Incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

    10.9 Security Agreement dated March 23, 2004 by and between the Company and Trident (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

 Exhibit No.                               Exhibit
 -----------                               -------

    10.10 Warrant to purchase 250,000 shares of common stock dated March 23, 2004 issued to Trident (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed May 24,
              2004)

    10.11     Form of  Convertible  Note  (Incorporated  by reference to Exhibit
              10.11 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

    10.12 Securities Purchase Agreement, dated March 24, 2004, by and among the Company FEQ Gas, LLC, Knox Gas, LLC and Knox Miss., LLC. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 24, 2004)

    10.13 Secured Promissory Note, dated February 26, 2004, made by Knox Gas, LLC in favor of Endeavour International Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 24, 2004)

 Exhibit No.                               Exhibit
 -----------                               -------

    10.14 Interest Pledge Agreement, dated February 26, 2004, by and between Knox Gas, LLC and Endeavour International Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 24, 2004)

    10.15     Subscription  Agreement,  dated  March 26,  2004,  by and  between
              Touchstone Resources USA, Inc. and PHT Stent Partners, L.P. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 24, 2004)

    10.16 Subscription Agreement, dated April 4, 2004, by and between Touchstone Resources USA, Inc. and PHT Wharton Partners, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 24, 2004)

    10.17 Interest Purchase Agreement, dated April 30, 2004, by and between Touchstone Louisiana, Inc. and Endeavour International Corporation (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 24, 2004)

    10.18 Promissory Note, dated April 30, 2004, made by Touchstone Louisiana, Inc. in favor of Endeavour International Corporation (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 24, 2004)

    10.19 Subscription Agreement, dated April 1, 2004, by and between the Company and PHT Vela Partners, L.P. (Incorporated by reference to
              Exhibit 10.10 to the Company's Current Report on Form 8-K/A filed July 21, 2004)

    10.20 Operating Agreement of Maverick Basin Exploration, LLC, dated June 23, 2004, by and between the Company and PHT Gas, LLC

    10.21     Amendment   to  the   Operating   Agreement   of  Maverick   Basin
              Exploration, LLC, dated July 14, 2004, by and among the Company, PHT Gas, LLC and South Oil, Inc.

    31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(b) Current Reports on Form 8-K filed during the three month period ended June 30, 2004.

1. On May 4, 2004, we filed a report on Form 8-K/A with the SEC under Item 4 to file the letter of resignation of Stonefield Josephson, Inc. as our independent accountant, the resignation of which was previously disclosed in our report on Form 8-K filed with the SEC on April 19, 2004.

2. On May 24, 2004, we filed a report on Form 8-K with the SEC under Items 2 and 7 disclosing our purchase of interests in Knox Gas, Knox Miss., LLC, and Louisiana Shelf, and our agreement to make initial capital contributions in PHT Stent and PHT Wharton.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TOUCHSTONE RESOURCES, INC.


Date: August 30, 2004                   /s/ Stephen P. Harrington
                                        --------------------------
                                        Stephen P. Harrington
                                        Chief Executive Officer, President and
                                        Treasurer

                                 EXHIBIT INDEX

Exhibit Number                Description
--------------                -----------

    10.20 Operating Agreement of Maverick Basin Exploration, LLC, dated June 23, 2004, by and between the Company and PHT Gas, LLC

    10.21 Amendment to the Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004, by and among the Company, PHT Gas, LLC and South Oil, Inc.

    31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended