Form 10QSB
period 2004-09-30
TOUCHSTONE RESOURCES USA, INC.
filed 2004-11-18
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission file no. 000-50228

                         TOUCHSTONE RESOURCES USA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                      33-0967974
-------------------------------                       -------------------
(State or Other Jurisdiction of                          (IRS Employer
 Incorporation or Organization)                       Identification No.)

                           111 PRESIDENTIAL BOULEVARD,
                                    SUITE 165
                              BALA CYNWYD, PA 19004
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 771-0680
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 59,919,053 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of November 12, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes|_| No |X|

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                                      INDEX

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - (Unaudited)                         2

   Condensed Consolidated Statements of Operations - (Unaudited)               3

   Condensed Consolidated Statements of Cash Flows - (Unaudited)               4

   Notes to Financial Statements - (Unaudited)                                 5

Item 2.  Mamangements Discussion and Analysis                                 30

Item 3.  Controls and Procedures                                              39


                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          39

Item 5.  Other Information                                                    39

Item 6.  Exhibits and Reports on Form 8-k                                     40

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                September 30,  December 31,
                                                                                    2004           2003
                                                                                ------------    ---------
                                                                                 (Unaudited)    (Audited)
Current assets
   Cash and cash equivalents                                                    $    797,883    $  91,578
   Restricted cash                                                                    81,133           --
   Restricted cash - joint interest                                                  602,837           --
   Accounts receivable - joint interest                                            1,654,531           --
   Accounts receivable - joint interest - related party                              438,094
   Notes and interest receivable                                                      51,087           --
   Due from related party                                                            201,199           --
   Prepaid expenses and advances to operators                                      1,721,846          741
                                                                                ------------    ---------

Total current assets                                                               5,548,610       92,319

Undeveloped oil and gas interests, using successful efforts                        5,049,787           --
Investment in limited partnerships and liability companies                         8,665,328           --
Goodwill                                                                             751,482           --
Fixed assets, net                                                                     35,637           --
                                                                                ------------    ---------
                                                                                $ 20,050,844    $  92,319
                                                                                ============    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable and accrued expenses                                        $  1,032,576    $  31,247
   Accounts payable and accrued expenses - related party                               2,259           --
   Accounts payable - joint interest                                               2,959,080           --
   Accounts payable - joint interest - related party                                 552,140           --
   Notes payable                                                                     982,087           --
   Notes payable - related party                                                     216,541           --
   Limited partnership subscriptions payable                                         550,000           --
   Convertible debentures                                                          2,625,136      100,000
                                                                                ------------    ---------

Total current liabilities                                                          8,919,819      131,247
                                                                                ------------    ---------

Note payable - noncurrent                                                          1,458,000           --

Total liabilities                                                                 10,377,819      131,247
                                                                                ------------    ---------

Commitment and contingencies

Minority interest                                                                  3,203,831           --

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares
       issued and outstanding - 0 at September 30, 2004 and December 31, 2003             --           --
   Common stock; $.001 par value; authorized - 150,000,000 shares; shares issued and outstanding - 59,919,053 and 285,000 issuable at
       September 30, 2004 and 166,775,000 at December 31, 2003                        60,204      166,775
   Additional paid-in capital                                                     16,908,452           --
   Discount on common stock from stock split                                              --     (120,075)
   Deferred compensation                                                             (20,700)          --
   Deficit accumulated during the development stage                              (10,478,762)     (85,628)
                                                                                ------------    ---------

Total stockholders' equity (deficit)                                               6,469,194      (38,928)
                                                                                ------------    ---------
                                                                                $ 20,050,844    $  92,319
                                                                                ============    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months            For the Nine Months          March 5, 2001
                                                  Ended September 30,            Ended September 30,         (Inception) to
                                            -----------------------------    -----------------------------    September 30,
                                                2004             2003            2004             2003             2004
                                            ------------    -------------    ------------    -------------    -------------
Operator revenues                           $     60,316    $          --    $    144,253    $          --    $     144,253
                                            ------------    -------------    ------------    -------------    -------------
Expenses:
   Exploration expenses                               --               --         112,748               --          112,748
   Impairment of oil and gas properties           20,221               --       1,333,466               --        1,333,466
   Bad debt expense                                   --               --          15,454               --           15,454
   General and administrative                    835,838            5,860       1,804,336           11,109        1,883,717
   Rent - related party                            1,669               --           1,669               --            1,669
                                            ------------    -------------    ------------    -------------    -------------

Total expenses                                   857,728            5,860       3,267,673           11,109        3,347,054
                                            ------------    -------------    ------------    -------------    -------------

Loss from operations                            (797,412)          (5,860)     (3,123,420)         (11,109)      (3,202,801)
                                            ------------    -------------    ------------    -------------    -------------

Other (income) expense
   Loss from limited partnerships
      and limited liability companies            604,276               --         717,760               --          717,760
   Interest income                                  (687)              --          (8,301)              --           (8,301)
   Interest expense                              288,510               --       7,252,307               --        7,258,554
                                            ------------    -------------    ------------    -------------    -------------

Total other expense                              892,099               --       7,961,766               --        7,968,013
                                            ------------    -------------    ------------    -------------    -------------

Loss before minority interest and
   pre-acquisition losses                     (1,689,511)          (5,860)    (11,085,186)         (11,109)     (11,170,814)
                                            ------------    -------------    ------------    -------------    -------------

Minority interest and
   pre-acquisition losses                        106,013               --         692,052               --          692,052
                                            ------------    -------------    ------------    -------------    -------------

Net loss to common stockholders             $ (1,583,498)   $      (5,860)   $(10,393,134)   $     (11,109)   $ (10,478,762)
                                            ============    =============    ============    =============    =============

Net loss per common share -
   basic and diluted                        $      (0.03)   $       (0.00)   $      (0.12)   $       (0.00)   $       (0.08)
                                            ============    =============    ============    =============    =============

Weighted average number of common
   shares outstanding - basic and diluted     59,531,635      166,775,000      85,799,555      166,775,000      139,676,324
                                            ============    =============    ============    =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended      March 5, 2001
                                                                          September 30,         (Inception) to
                                                                    -------------------------    September 30,
                                                                        2004         2003            2004
                                                                    ------------    ---------    ------------
Cash flows from operating activities
Net cash used in operating activities                               $   (595,811)   $ (13,989)   $   (645,283)
                                                                    ------------    ---------    ------------

Cash flows from investing activities
    Cash acquired from acquisition of wholly-owned subsidiary
      and limited partnership interest                                   510,273           --         510,273
    Repayment of note receivable - related party                           6,250           --           6,250
    Notes receivable                                                     (30,000)          --         (30,000)
    Notes receivable - related party                                    (184,549)          --        (184,549)
    Purchase of oil and gas interests and drilling costs              (2,548,420)          --      (2,548,420)
    Investment in limited partnership interests                       (7,319,654)          --      (7,319,654)
    Purchase of fixed assets                                              10,835           --          10,835
                                                                    ------------    ---------    ------------

Net cash used in investing activities                                 (9,555,265)          --      (9,555,265)
                                                                    ------------    ---------    ------------

Cash flows from financing activities
    Advances from stockholder                                                 --           --          10,000
    Repayments to stockholder                                                 --           --         (10,000)
    Proceeds from notes payable                                          925,100           --         925,100
    Proceeds from notes payable - related party                          146,468           --         146,468
    Repayment of notes payable                                        (5,253,600)          --      (5,253,600)
    Repayment of notes payable - related party                           (76,000)          --         (76,000)
    Proceeds from issuance of convertible debt                         9,990,000      100,000      10,090,000
    Repayment of convertible debt                                       (150,000)          --        (150,000)
    Loan costs                                                          (121,500)          --        (121,500)
    Capital contributed by sole officer                                   15,000           --          15,000
    Minority contributions                                             3,425,500           --       3,425,500
    Proceeds from issuance of common stock, net of issuance costs      2,559,250           --       2,600,300
                                                                    ------------    ---------    ------------

Net cash provided by financing activities                             11,460,218      100,000      11,601,268
                                                                    ------------    ---------    ------------

Net increase in cash and cash equivalents                              1,309,142       86,011       1,400,720

Cash and cash equivalents at beginning of year                            91,578        9,401              --
                                                                    ------------    ---------    ------------

Cash and cash equivalents, end of period                            $  1,400,720    $  95,412    $  1,400,720
                                                                    ============    =========    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Touchstone Resources USA, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except for the adjustment to goodwill in connection with the Company's acquisition of Touchstone Texas (see Note 5) and impairment on certain oil and gas properties (see Note 7). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations.

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

Effective March 18, 2004, the Company changed its name from "The Coffee Exchange, Inc." to "Touchstone Resources USA, Inc."

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of Touchstone Resources USA, Inc. and its eight subsidiaries consisting of Touchstone Resources USA, Inc. ("Touchstone Texas"), a wholly-owned Texas corporation incorporated in May 2000, Touchstone Awakino, Inc. ("Touchstone `Awakino"), a wholly-owned Delaware corporation incorporated in March 2004,

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 -
(Continued)

Touchstone Louisiana, Inc. ("Touchstone Louisiana"), a wholly-owned Delaware corporation incorporated in March 2004, Touchstone Vicksburg, Inc. ("Touchstone Vicksburg"), a wholly-owned Delaware corporation incorporated in March 2004, Knox Gas, LLC ("Knox Gas"), a 68.18% owned Delaware limited liability company formed in February 2004, PHT West Pleito Gas, LLC ("PHT West"), a 86% owned Delaware limited liability company formed in April 2004, Touchstone Pierce Exploration, LLC, ("Touchstone Pierce"), a wholly-owned Delaware limited liability company formed in June 2004, and PF Louisiana, LLC ("PF Louisiana"), a wholly-owned Delaware limited liability company formed in August 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred. There were no imbalances as of September 30, 2004.

Capitalized Interest

The Company's policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There was no capitalized interest as of September 30, 2004.

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment which is the acquisition, exploration and development of natural gas and oil properties. The company's operations are conducted in two geographic areas as follows:

Operating revenues for the nine month periods ended September 30, 2004 and 2003 by geographical area were as follows:

                                                       September 30,
                                               ---------------------------
                                                   2004            2003
                                               -----------     -----------

      United States                            $   144,253     $        --
      New Zealand                                       --              --
                                               -----------     -----------
                                               $   144,253     $        --
                                               ===========     ===========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 -
(Continued)

Operating revenues for the three month periods ended September 30, 2004 and 2003 be geographical area were as follows:

                                                       September 30,
                                               ---------------------------
                                                   2004            2003
                                               -----------     -----------

      United States                            $    60,316     $        --
      New Zealand                                       --              --
                                               -----------     -----------
                                               $    60,316     $        --
                                               ===========     ===========

Long-lived assets as of September 30, 2004 and December 31, 2003 by geographical area were as follows:

                                              September 30,   December 31,
                                                  2004            2003
                                               -----------     -----------

      United States                            $13,109,700     $        --
      New Zealand                                  641,052              --
                                               -----------     -----------
                                               $13,750,752     $        --
                                               ===========     ===========

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions, trade receivables and unsecured related party advances. As of September 30, 2004, the cash balance exceeded the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - GOING CONCERN - (Continued)

The Company believes that the proceeds received from its private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through September 2005. The Company may need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects or fails to generate projected revenues.

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

Acquisition of Touchstone Texas

On March 23, 2004, the Company acquired 100% of the issued and outstanding shares of common stock of Touchstone Texas from Touchstone Resources, Ltd. ("Touchstone Canada"), a related party, in consideration for which the Company issued 7,000,000 shares of its common stock to Touchstone Canada. The 7,000,000 shares were valued by an independent valuation consultant at $70,000. The purchase price was allocated to the assets and liabilities in accordance with SFAS No. 141 "Business Combinations." In connection with this acquisition, the Company issued 280,000 shares of its common stock to an investment advisor valued at $2,800. On March 23, 2004, Touchstone Texas had a deficit of $1,176,630, which consisted of the following components:

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

Acquisition of Knox Gas

On March 24, 2004 the Company purchased from FEQ Gas, LLC, ("FEQ Gas"), a 75% membership interest in Knox Gas, which owns a 99% limited partnership interest in Knox Miss Partners, L.P., ("Knox Miss LP"), and a 1% membership interest on Knox Miss, LLC ("Knox Miss LLC"), a Delaware limited liability company and the general partner in Knox Miss LP. The Company agreed to assume FEQ Gas' obligation to make capital contributions to Knox Gas in the amount of $5 million, which was subsequently reduced per the August 2004 amendment to the operating agreement described below. As of September 30, 2004 the Company has contributed $2,877,500 to Knox Gas.

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

In August 2004, Knox Gas amended its operating agreement to admit a new member which reduced Touchstone's membership interest in Knox Gas from 75% to 68.18%. The amendment resulted in the new member becoming the sole Class B Member and all other members as Class A Members.

Available cash will be distributed among the members of Knox Gas in proportion to their respective percentage interests. Profits and losses of Knox gas will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, to the members in proportion to their percentage interests.

Knox Gas' Acquisition of Knox Miss Partners, L.P.

On February 26, 2004, Knox Gas acquired 99% limited partnership interest in Knox Miss L.P. and 1% membership interest in Knox Miss LLC from Endeavour, in consideration of which Knox Gas paid $500,000 in cash and issued a secured promissory note of $4,500,000 to Endeavour. (See Note 9)

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

                                                    Nine Months Ending                          Nine Months Ending
                                               September 30, 2004 (unaudited)            September 30, 2003 (unaudited)
                                             ---------------------------------         -----------------------------------
                                              Historical           Pro Forma            Historical            Pro Forma
                                             ------------         ------------         -------------         -------------
Revenue                                      $    144,253         $    144,253         $          --         $     122,150
Operating expenses                              3,267,673            3,267,673                11,109            12,338,318
Loss from operations                           (3,123,420)          (3,123,420)              (11,109)          (12,216,168)
Other (income) loss                             7,961,766            7,961,766                    --             1,505,780
Net loss before minority
 interest and pre-acquisition losses          (11,085,186)         (11,085,186)              (11,109)          (13,721,948)
Minority interest and pre-acquisition
 losses                                           692,052              230,781                    --                13,399
Net loss to common
 Stockholders                                 (10,393,134)         (10,854,405)              (11,109)          (13,708,549)
Net loss per common share -
 basic and diluted                                  (0.12)               (0.13)                   --                 (0.08)
Weighted average number of
 common shares outstanding -
 basic and diluted                             85,799,555           85,799,555           166,775,000           166,775,000

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - BUSINESS COMBINATIONS - (Continued)

                                                     Three Months Ending                     Three Months Ending
                                               September 30, 2004 (unaudited)            September 30, 2003 (unaudited)
                                             ---------------------------------         -----------------------------------
                                              Historical           Pro Forma            Historical            Pro Forma
                                             ------------         ------------         -------------         -------------
Revenue                                      $     60,316         $     60,316         $          --         $     101,581
Operating expenses                                857,728              857,728                 5,860            10,896,541
Loss from operations                             (797,412)            (797,412)               (5,860)          (10,794,960)
Other (income) loss                               892,099              892,099                    --             1,095,011
Net loss before minority
 interest and pre-acquisition losses           (1,689,511)          (1,689,511)               (5,860)          (11,889,971)
Minority interest and pre-acquisition
 losses                                           106,013              130,781                    --                    23
Net loss to common
 Stockholders                                  (1,583,498)          (1,558,730)               (5,860)          (11,889,948)
Net loss per common share -
 basic and diluted                                  (0.03)               (0.03)                   --                 (0.07)
Weighted average number of
 common shares outstanding -
 basic and diluted                             59,531,635           59,531,635           166,775,000           166,775,000

NOTE 6 - RECEIVABLES - RELATED PARTY

As of September 30, 2004, the Company had advanced $50,975 to PHT Vicksburg and $35,000 to Touchstone Canada, respectively. The president of Touchstone Canada was the former president of Touchstone Texas until June 2, 2004 when he resigned. In addition, the Company was owed $115,224 from Touchstone Canada for payment of accounts payable, which Touchstone Canada had agreed to assume prior to the Company's acquisition of Touchstone Texas.

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

On May 23, 2002, Knox Miss LP entered into an Exploration and Development Agreement (the "Agreement") with Clayton Williams Energy, Inc. ("Clayton Williams") to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases in certain prospects which cover several counties in Mississippi. Pursuant to the Agreement, Knox Miss LP was required to pay Clayton Williams a management fee in the aggregate amount of $500,000 payable in twenty-four monthly installments. During 2003 and 2002, Knox Miss LP had purchased 50% working interest in various oil, gas and mineral leases. As a result of the settlement of Knox Miss LP's lawsuit with Clayton Williams on May 26, 2004, Knox Miss LP assigned all of its leasehold interests it acquired from May 23, 2002 through April 30, 2004 in the original area of mutual interest back to Clayton Williams, except for the School Board Lease, which Knox Miss LP acquired in August 2002 for $136,644.

In addition, Knox Miss LP assigned all of its leasehold interests in the Savannah Lake prospect it acquired from SKH Energy during 2002 to Clayton Williams, the value of which was approximately $261,474.

During 2003 and 2002, Knox Miss LP acquired various leasehold interests in Noxubee County, Mississippi. As a result of Knox Miss LP's lawsuit settlement with Clayton Williams, Knox Miss LP assigned half of its leasehold interests in Noxubee County to Clayton Williams in the amount of $45,124. See Note 14 for a detailed explanation of the Knox Miss LP's settlement with Clayton Williams.

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

In the third quarter 2004, the Company made an additional capital contribution of $749,000 to PHT West Pleito which increased the Company's membership interest to 86%.

During the third quarter of 2004, due to certain drilling difficulties, Touchstone Texas resigned as the operator in the West Pleito Fan and PHT West notified the other non-operators that it decided to surrender its entire working interest in the prospect to the remaining non-operators. As a result, PHT West has impaired all of the leasehold acquisition and drilling costs incurred as of September 30, 2004 and recorded an impairment charge of $1,333,466.

PF Louisiana LLC

On August 13, 2004, the Company made an initial capital contribution of $150,000 to PF Louisiana, in exchange for a 100% membership interest in PF Louisiana. Pursuant to the operating agreement of PF Louisiana, the Company may be called upon from time to time for additional contributions to meet the reasonable capital requirements of PF Louisiana. On August 13, 2004, PF Louisiana acquired 1,030.54 acres in the Iberia Parish, Louisiana.

At the discretion of the Company, the managing member of PF Louisiana, available cash will be distributed based on the value of the aggregate capital contributions.

Summary

Oil and gas properties consisted of the following at September 30, 2004:

                                                                                 Touchstone
                                                               Knox Miss, LP        Pierce      PF Louisiana         Total
                                                               -------------        ------      ------------         -----
      Unproved properties acquisition costs                      $2,661,712        $304,000        $444,000        $3,409,712
      Drilling in Progress                                            5,803              --              --             5,803
      Other capitalized costs                                       263,372              --              --           263,372
      Excess purchase price for Knox Gas' acquisition
         of Knox Miss LP that was allocated to unproved
         oil and gas property (See Note 5)                        1,313,080              --              --         1,313,080
      Excess purchase price for the Company's acquisition
         of Knox Gas that was allocated to unproved
         oil and gas property (See Note 5)                           57,820              --              --            57,820
                                                                 ----------        --------        --------        ----------
      Net capitalized oil and gas properties                     $4,301,787        $304,000        $444,000        $5,049,787
                                                                 ==========        ========        ========        ==========

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT Vicksburg Partners, L.P.

On March 23, 2004, Touchstone Vicksburg purchased a 9.9% limited partnership interest in PHT Vicksburg Partners, LP ("PHT Vicksburg"), a Delaware limited partnership from Montex Exploration, Inc. ("Montex"), a Delaware corporation, for $48,000. The Company, subsequent to the purchase, invested an additional $277,000 in PHT Vicksburg. On April 1, 2004, the limited partnership agreement was amended to remove seven limited partners, which increased Touchstone Vicksburg's limited partnership interest to 27.50%. As of September 30, 2004, PHT Vicksburg has acquired various leasehold interests in East Coastal Field Prospect and Sullivan City Prospect located in Starr and Hidalgo Counties, Texas.

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

In August 2004, the operating agreement of Awakino South was amended to reflect the addition of two other members, which reduced the Company's membership interest to 7.93%.

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

PHT Stent Partners, L.P.

On March 26, 2004, the Company became a limited partner in PHT Stent Partners, L.P. ("PHT Stent"), a Delaware limited partnership for which PHT Gas, LLC is the general partner. As of September 30, 2004, the Company contributed $687,500 for a 19.80% interest in PHT Stent. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Stent may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Stent.

In August 2004, the limited partnership agreement of PHT Stent was amended to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners.

At the discretion of the general partner, available cash will be distributed as follows:

(i) If on the date of such distribution there are any Class B limited partners, 25% of the cash available for distribution will be distributed to the Class B limited partners and the general partner in the order of priority indicated on the amended limited partnership agreement.

(ii) The remainder of the cash available for distribution to limited partners will be distributed among the Class A limited partners and the general partner in the following order of priority:

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

      (a) First, 99% to the Class A limited partners in proportion to and to the extent of their unreturned capital balances and 1% to the general partner until all unreturned capital balances have been reduced to zero.

      (b) Then, 75% to the limited partners in proportion to their percentage interests and 25% to the general partner.

In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 56.25% to the Class A limited partners, 25% to the Class B limited partners and 18.75% to the general partner. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

LS Gas, LLC

On March 23, 2004, the Company entered into an Interest Purchase Agreement by and among the Company, Touchstone Louisiana and Touchstone Canada whereby Touchstone Louisiana purchased a 10% membership interest in LS Gas, LLC, a Delaware limited liability company, from Touchstone Canada, a related party, in consideration for which the Company issued 100,000 shares of its common stock to Touchstone Canada. The shares were valued at $1,000.

At the discretion of the managing member of LS Gas, LLC, available cash will be distributed to the members pro rata in accordance with their respective percentage interests. Profits and losses of the company will be allocated to the members pro rata in accordance with their respective percentage interests.

Louisiana Shelf Partners, L.P.

In April 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf Partners, LP ("LSP") from Endeavour, in consideration for which Touchstone Louisiana agreed to pay Endeavour $250,000 and issue a 3% promissory note payable to Endeavour in the amount of $2,000,000. The note was contingent on LSP completing its first well which was completed as of September 30, 2004. Payments are to be made against the note once the well starts generating positive cash flow. There are also conditional accelerated payments that are contingent upon certain production levels. This has been disclosed in more detail in Note 9. Subsequent to the purchase, Touchstone Louisiana invested an additional $1,000,000 in LSP. LSP is the holder of two leases in the State Waters adjoining Cameron Parish, Louisiana. State Lease 17742 will expire in March 2006, providing that the annual rentals are promptly paid in March 2005. State Lease 17666 will expire in December 2005, providing that the annual rentals are promptly paid in December 2004.

In August 2004, LSP amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class C limited partner. The Company, together with other limited partners, became the Class A limited partners. The company's ownership interest in LSP was reduced to 24.98%.

At the discretion of LS Gas, LLC, the general partner, available cash will be distributed as follows:

(i) If on the date of such distribution there are any Class C limited partners, 13% of the cash available for distribution will be distributed to the Class C limited partners and the general partner in the order of priority per the amended limited partnership agreement.

(ii) The remainder of the cash available for distribution to limited partners will be distributed among the Class A limited partners, Class B limited partners and the general partner in the following order of priority:

      (a) First, to the Class A limited partners, an amount equal to the accrued but unpaid Class A preferred return as of the date of the distribution, distributed to each Class A limited partner pro rata in proportion to the amount of each Class A limited partner's unpaid Class A preferred return as of that date;

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

      (b) Second, to the general partner and the Class A limited partners in proportion to their respective unreturned capital as of the date of the distribution, until the general partner's unreturned capital and each Class A limited partner's unreturned capital has been reduced to zero;

      (c) Third, to the Class B limited partners in proportion to their respective unreturned capital, until each Class B limited partner's unreturned capital has been reduced to zero; and

      (d) Thereafter, 40% to the general partner, and 60% to the Class A limited partners, pro rata in proportion to each Class A limited partner's percentage interest.

In general, profits and losses will be allocated, after giving effect to the regulatory allocations per the amended limited partnership agreement, 13% to the capital accounts of the Class C limited partners and the general partner, in the order of priority. The remainder that is available for allocation to limited partners will be allocated to the capital accounts for the Class A limited partners, Class B limited partners and general partner per the amended limited partnership agreement.

PHT Wharton Partners, L.P.

In April 2004, the Company became a limited partner in PHT Wharton Partners, L.P. ("PHT Wharton"), a limited partnership formed in January 2004, for which PHT Gas, LLC is the general partner. As of September 30, 2004, the Company has contributed $900,000 to the partnership for a 17.82% limited partnership interest. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Wharton may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Wharton. During 2004, PHT Wharton acquired various leases in the Colorado Bend Prospect located in Wharton County, Texas.

In August 2004, PHT Wharton amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners.

At the discretion of the general partner, available cash will be distributed as follows:

(i) If on the date of such distribution there are any Class B limited partners, 20% of the cash available for distribution will be distributed to the Class B limited partners and the general partner per the amended limited partnership agreement.

(ii) The remainder of the cash available for distribution to limited partners will be distributed among the Class A limited partners and the general partner in the following order of priority:

      (a) First, 99% to the Class A limited partners in proportion to and to the extent of their unreturned capital balances and 1% to the general partner until all unreturned capital balances have been reduced to zero.

      (b) Then, 75% to the limited partners in proportion to their percentage interests and 25% to the general partner.

In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 60% to the Class A limited partners, 20% to the Class B limited partners and 20% to the general partner. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

PHT Vela Partners, L.P.

In April 2004, the Company subscribed for $1,350,000 to PHT Vela Partners, L.P. ("PHT Vela") of which $1,200,000 was contributed as of September 30, 2004. PHT Vela is a limited partnership formed in January 2004, of which the Company is a limited partner with 35.64% interest and PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Vela may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Vela. During 2004, PHT Vela has acquired a 55% working interest in the Vela leases located in Zapata County, Texas.

In August 2004, PHT Vela amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners. The Company's ownership interest in PHT Vela was reduced to 28.8%.

At the discretion of the general partner, available cash will be distributed as follows:

(i) If on the date of such distribution there are any Class B limited partners, 18.18% of the cash available for distribution will be distributed to the Class B limited partners and the general partner per the amended limited partnership agreement.

(ii) The remainder of the cash available for distribution to limited partners will be distributed among the Class A limited partners and the general partner in the following order of priority:

      (a) First, 99% to the Class A limited partners in proportion to and to the extent of their unreturned capital balances and 1% to the general partner until all unreturned capital balances have been reduced to zero.

      (b) Then, 80% to the limited partners in proportion to their percentage interests and 20% to the general partner.

In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 65.456% to the Class A limited partners, 18.18% to the Class B limited partners and 16.364% to the general partner. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

PHT Good Friday Partners, L.P.

In June 2004, the Company subscribed for $900,000 to PHT Good Friday Partners, L.P. ("PHT Good Friday") of which $700,000 was contributed as of September 30, 2004. PHT Good Friday is a limited partnership formed in June 2004, of which the Company is a limited partner with 15.36% interest and PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Good Friday may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Good Friday.

In August 2004, PHT Good Friday amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners.

At the discretion of the general partner, available cash will be distributed as follows:

(i) If on the date of such distribution there are any Class B limited partners, 33.33% of the cash available for distribution will be distributed to the Class B limited partners and the general partner in the order of priority per the amended limited partnership agreement.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

(ii) The remainder of the cash available for distribution to limited partners will be distributed among the Class A limited partners and the general partners in the following order of priority:

      (a) First, 99% to the Class A limited partners in proportion to and to the extent of their unreturned capital balances and 1% to the general partner until all unreturned capital balances have been reduced to zero.

      (b) Then, 75% to the limited partners in proportion to their percentage interests and 25% to the general partner.

In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 50% to the Class A limited partners, 33.33% to the Class B limited partners and 16.67% to the general partner. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

PHT Martinez Partners, L.P.

In June 2004, the Company subscribed for $900,000 to PHT Martinez Partners, L.P. ("PHT Martinez") of which $700,000 was contributed as of September 30, 2004. PHT Martinez is a limited partnership formed in June 2004, of which the Company is a limited partner with 19.8% interest and PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Martinez may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Martinez.

In August 2004, PHT Martinez amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners.

At the discretion of the general partner, available cash will be distributed as follows:

(i) If on the date of such distribution there are any Class B limited partners, 33.33% of the cash available for distribution will be distributed to the Class B limited partners and the general partner in the order of priority per the amended limited partnership agreement;

(ii) The remainder of the cash available for distribution to limited partners will be distributed among the Class A limited partners and the general partner in the following order of priority:

      (a) First, 99% to the Class A limited partners in proportion to and to the extent of their unreturned capital balances and 1% to the general partner until all unreturned capital balances have been reduced to zero.

      (b) Then, 75% to the limited partners in proportion to their percentage interests and 25% to the general partner.

In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 50% to the Class A limited partners, 33.33% to the Class B limited partners and 16.67% to the general partner. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

Maverick Basin Exploration, LLC

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

On July 14, 2004, the Company, prior to making any membership contributions to Maverick, withdrew as the Class A member. Simultaneously, South Oil agreed to become the Class A member of Maverick and assumed the capital contribution requirements of the Class A member.

PHT La Paloma Partners, L.P.

On August 12, 2004, the Company acquired a limited partnership interest of approximately 11% in PHT La Paloma Partners, L.P., a Delaware limited partnership ("PHT La Paloma"), for consideration of $500,000. La Paloma owns a leasehold interest in approximately 1,425 acres in Zapata County in South Texas, and the underlying prospects are operated by Reichmann Petroleum.

Cash available for distribution will be distributed in the following order of priority:

      (a) First, to the limited partners in proportion to their respective unreturned capital as of the date of distribution, until the limited partners' unreturned capital has been reduced to zero.

      (b) Second, and thereafter, 15% to the general partner and 85% to the limited partners pro rata in proportion to each limited partner's percentage interest.

In general, profits will be allocated after giving effect to certain regulatory allocations and cumulative prior allocations, 85% to the limited partners and 15% to the general partner. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

Summary

The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting and the excess of carrying value over net assets in those entities:

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

                                                  September 30, 2004
                                        --------------------------------------
                                                     (Unaudited)
                                                                  Excess of
                                                               Carrying Value
                                        Carrying Value         Over Net Assets
                                        --------------         ---------------
PHT Vicksburg                             $  388,125             $   22,751
Awakino South                                282,330                     --
PHT Stent                                    358,722                206,312
LSP                                        3,373,809              1,309,126
PHT Wharton                                  546,733                329,102
PHT Vela                                   1,195,499                 68,987
PHT Good Friday                              698,340                 59,467
PHT Martinez                                 697,444                     --
PHT La Paloma                                500,000                104,956
Maverick                                      58,585                     --
LS Gas, LLC                                    1,000                  1,000
2001 Hackberry Drilling Fund                  14,741                     --
                                          ----------             ----------
                                          $8,115,328             $2,101,701
                                          ==========             ==========

The Company expects the excess carrying value to decrease as the various entities receive payment of subscription receivables due them. LSP's excess carrying value is directly related to the recording of the $2,000,000 promissory note payable during this quarter. (See Note 9) The Company believes that LSP's oil and gas reserves are in place to adequately support the carrying value of its investment in LSP at September 30, 2004.

The following table summarizes outstanding subscription receivables excluded from the calculation of excess carrying value over net assets as of September 30, 2004.

                                             Limited Partnership's
                                                     Total
                                                  Subscription         Company's
                                                  Receivables          Portion
                                                 ----------           ----------
PHT Vicksburg                                    $    4,500           $       --
Awakino South                                        52,000                   --
PHT Stent                                           329,500                   --
LSP                                                 387,700                   --
PHT Wharton                                         127,900                   --
PHT Vela                                            350,000              150,000
PHT Good Friday                                   1,632,000              200,000
PHT Martinez                                        950,000              200,000
PHT La Paloma                                       900,000                   --
Maverick                                          3,082,100                   --
                                                 ----------           ----------
                                                 $7,815,700           $  550,000
                                                 ==========           ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES - (Continued)

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at September 30, 2004 and has been compiled from the financial statements of the respective entities:

                                                          September 30, 2004
                                                          ------------------
                                                              (Unaudited)

Total Assets                                                 $ 34,873,264
                                                             ============
Total Liabilities                                            $  3,419,180
                                                             ============

                                                           Nine Months Ended
                                                          September 30, 2004
                                                          -------------------
                                                              (Unaudited)
Results of Operations:
Revenue                                                      $    482,014
Loss from operations                                         $ (4,700,409)
Net Loss                                                     $ (4,700,409)

NOTE 9 - NOTES PAYABLE

In February 2004, Knox Gas issued a $4,500,000 promissory note to Endeavour as part of the consideration for its purchase of Knox Miss, LP (See Note 5). The note bears interest at 4% per annum. The Company was required to fund Knox Gas' obligations under the promissory note to Endeavor as follows: $500,000 plus accrued interest on or before March 27, 2004; $1,000,000 plus accrued interest on or before April 27, 2004; $1,000,000 plus accrued interest on or before June 27, 2004; and $2,000,000 plus accrued interest on or before August 27, 2004. The note is secured by Knox Gas' 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC. As of September 30, 2004, Knox Gas has paid off the entire principal balance of the note. However, accrued interest of $63,864 on the note remained outstanding.

In April 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in LSP from Endeavour, in consideration for which Touchstone Louisiana, among other things, issued a promissory note payable to Endeavour in the amount of $2,000,000. The $2,000,000 promissory note was contingent on LSP completing its first well. The first well was completed as of September 30, 2004, yet the well has been shut-in awaiting facilities for production. The Company interpreted this event to be the triggering factor in recording the note payable during the third quarter of 2004. The note bears interest at 3% per annum and monthly installments are due as follows:

      (i) Regular monthly installments are calculated monthly. The amount is to be 24.9975% of the monthly cash flow for the immediately preceding calendar month. Monthly cash flow is defined as any positive dollar amount received by LSP during a calendar month from any producing wells in which LSP has interests ("LSP Wells"), net of royalties paid and lease operating expenses. If LSP sells, transfers, assigns or farms out any of its right, title and interest in the leases, monthly cash flow will include the net proceeds LSP received from such transaction.

      (ii) The note is also subject to two conditional accelerated payments which are explained as follows:

            a. First, in addition to the monthly payments described above, if the initial production rate for any LSP wells meets or exceeds an average of 5 million cubic feet per day of natural gas during the first five 24-hour days of production, Touchstone Louisiana must make a supplemental payment equal to the lesser of the remaining unpaid principal or $800,000 plus accrued interest.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - NOTES PAYABLE (Continued)

            b. Second, in addition to the monthly payments and accelerated payment described above, if the initial production rate for any LSP wells meets or exceeds an average of 5 million cubic feet per day of natural gas, and the six-month production rate, which is defined as the average daily rate of production from the LSP wells during the fifth months following the calendar month when the date of first production occurs, meets or exceeds an average of 3 million cubic feet per day of natural gas, Touchstone Louisiana must make a supplemental payment equal to the lesser of the remaining unpaid principal or $1,200,000 plus accrued interest.

As of September 30, 2004, PF Louisiana and PHT West Pleito had outstanding note payable balances of $150,000 and $87,500, which were due on demand bearing interest of 3%, respectively. The Company had additional notes payable of $133,857.

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

As of September 30, 2004, Touchstone Texas owed LSP and 2001 Hackberry Drilling Fund $82,048 and $59,493, respectively.

As of September 30, 2004, the Company owed SPH Investments Profit Sharing, Inc., a company controlled by Stephen P. Harrington, who is an officer and director of the Company, $75,000 for a demand loan.

NOTE 11 - CONVERTIBLE DEBENTURES

In March 2003, the Company issued to Laguna Capital Group LLC, a California limited liability company, a $100,000, 8% convertible debenture due March 27, 2004. The convertible debenture were convertible at any time into shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock was the market price of the Company's common stock at the time of conversion. The convertible debenture was repaid on March 11, 2004. The interest was forgiven by the debt holder and the Company recorded the forgiveness of debt as income.

On March 23, 2004 the Company entered into a loan agreement to borrow $2,100,000 from Trident Growth Fund, LP ("Trident"), a Delaware limited partnership pursuant to a 12% secured convertible promissory note (the "Trident Note"). The Trident Note is secured by substantially all of the assets of the Company. The Trident Note matures on March 23, 2005, however the Company has the option to redeem the note at 100% of par at any time prior to the maturity date. Trident has the option to convert at any time all or a portion of the principal amount of the Trident Note into common stock of the Company. Trident was issued a warrant to purchase 250,000 shares of the Company's common stock as an additional incentive to make the loan. The warrants provide for a cashless exercise at the option of Trident provided that the per share market price of one share of common stock is greater than the warrant exercise price. The warrants expire on March 31, 2014. The initial conversion price of the Trident Note, and initial exercise price of the warrant is $1.00 per share of common stock, subject to anti-dilution provisions. The notes contain certain reset provisions which, if triggered, would require the Company to record a beneficial conversion expense for the difference between the market price and new adjusted price. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs and will be amortized over the life of the loan. Interest is due monthly and payable in cash unless Trident elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by subsidiaries of the Company. As defined in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. Trident waived compliance with certain negative covenants contained in the Trident Note to permit the Company to issue convertible notes in the Company's private placement of up to $12 million of convertible notes and warrants, and waived compliance with all financial covenants contained in the Trident Note until the maturity date of the convertible notes issued in the private placement.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

The Company has allocated the proceeds from issuance of the Trident Note and warrants based on a fair value basis for each item. Consequently, the convertible Trident promissory note was recorded with discounts of $1,175 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The discount was fully amortized and recorded as interest expense as of September 30, 2004.

Under the terms of the loan agreement, if the Company files a registration statement relating to any of its securities, it is required to notify Trident in writing and, upon Trident's request, will include in the registration statement the offer and sale of the shares of the common stock issuable upon Trident's conversion of the note.

In September 2004, the Company paid $50,000 of principal outstanding on the note.

In April and July 2004, the Company commenced a private placement of convertible promissory notes bearing interest at 1.58% per annum together with warrants to purchase shares of common stock in the Company at an exercise price of $2.00 per share. The notes are payable in April and July 2005 and subordinated to the Trident Note. The notes are mandatorily convertible into shares of the Company's common stock upon the earlier of: (i) the Company's filing of an amendment to the Company's Certificate of Incorporation increasing the number of shares of common stock the Company is authorized to issue such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock, or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of common stock such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock. The initial conversion price of the note is $1.00 per share of common stock subject to certain adjustments. As of September 30, 2004 the Company issued $6,890,000 in principal of notes which were converted into 6,899,053 shares of the Company's common stock as a result of the Company's filing of an amendment to its Certificate of Incorporation increasing its authorized shares of common stock. The Company also issued 3,445,000 warrants to purchase shares of common stock in the Company. The Company has allocated the proceeds from issuance of the convertible notes and warrants based on a fair value basis for each item.

Consequently, the convertible promissory notes were recorded with discounts of $3,211,400 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. Beneficial conversion discounts of $3,678,600 were recorded since the promissory notes were convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.59 and $1.51 when the notes were made. As of September 30, 2004, the discounts related to the ascribed value of the warrants and beneficial conversion feature were fully amortized as the notes were converted into common stock of the Company. The Company paid offering costs of $358,250 and issued warrant to purchase 61,250 shares of common stock to a placement agent in connection with the financing.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

A beneficial conversion discount of $540,000 was recorded since the Westwood Note was convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.54 when the note was made. This discount is being amortized over the term of the loan. As of September 30, 2004, the Company amortized $115,136 of the discount.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

During March 2004, Stephen P. Harrington contributed $15,000 as additional paid-in capital to fund the operating expenses of the Company.

In June 2004, the Company amended its Certificate of Incorporation to increase its authorized shares of common stock to 150,000,000.

In April through July 2004, as an incentive for the lenders to loan a total of $6,890,000 to the Company, the Company issued to the lenders warrants to purchase a total of 3,445,000 shares of the Company's common stock at an exercise price of $2.00 exercisable immediately. The warrants expire in three years. (See Note 11)

In June and July 2004, the Company issued 6,899,053 shares of common stock upon the conversion of the promissory notes in the principal amount of $6,890,000 plus accrued interest due thereon.

On July 15, 2004, the Company issued warrants to a placement agent to purchase 61,250 shares of common stock in compensation for services the placement agent provided in connection with the private placement offering. (See Note 11) The warrants have an exercise price of $2.00, exercisable immediately and expire in three years.

On July 19, 2004, the Company obtained $3,000,000 from AltaFin, B.V., a Netherlands Antilles Company, in consideration for which units were issued that were comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.00 per share and terminates three years from the date of grant. In connection with the financing, the Company incurred offering costs of $150,000 plus it issued 285,000 shares of common stock to a placement agent.

On September 7, 2004, the Company issued 20,000 shares of common stock to Sanders Morris Harris, Inc. ("SMH") as compensation for the financial advisory service SMH will provide for twelve months. The 20,000 shares were valued at $24,800 and recorded as deferred compensation. As of September 30, 2004, $4,100 has been charged to expense.

NOTE 13 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to reflect the number of additional shares of common stock issuable upon the exercise of convertible securities issued by the Company if the additional shares are dilutive to earnings. Since the issuance of these additional shares of common stock would have been anti-dilutive (i.e. reduce the loss per share), they were not included in the denominator. As of September 30, 2004, the Company excluded 8,356,250 potentially dilutive shares.

The number of shares of common stock and the loss per share reflected in the financial statements and notes thereto for the periods ended September 30, 2004 and 2003 have been updated to reflect the 25 for 1 stock split effected in March 2004 (see Note 12).

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 14 - SETTLEMENT OF LAWSUIT WITH CLAYTON WILLIAMS

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

      F. Knox Miss LP was deemed to have paid all amounts owed to Clayton Williams as of April 30, 2004 and received a credit from Clayton Williams in the amount of $1,000,000. The credit was applied to Knox Miss LP's share of the drilling costs of the Gammill well, which is estimated to be $1,649,999, as well as the final monthly payment of Knox Miss LP's AMI management fee owed to Clayton Williams in the amount of $20,833 (See Note 7). As of September 30, 2004, the prepaid advance to the operator was $1,642,895.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 15 - CONCENTRATIONS

A majority of the Company's equity investments in oil and gas entities have a common general partner/managing member of PHT Gas, LLC.

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

In those projects for which the Company is an operator, the Company maintains certain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. In those projects in which the Company is not the operator, but in which it owns a non-operating interest directly or owns an equity interest in a limited partnership or limited liability company that owns a non-operating interest, the operator for the prospect maintains insurance to cover its operations.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 17 - SUBSEQUENT EVENTS - NOT DISCLOSED ELSEWHERE

In October 2004, Knox Gas invested an additional $37,000 in Knox Miss.

In October 2004, Touchstone Vicksburg invested an additional $48,055 in PHT Vicksburg.

During October 2004, the Company subscribed for $500,000 to PHT Resendez, L.P. ("PHT Resendez") for a 9.9% Class A limited partnership interest. PHT Resendez owns leases covering 1,248.2 acres of land in Zapata County, Texas.

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

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, and other products or services, the price of oil, natural gas, and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" in our annual report on Form 10-KSB and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

o Pursue Strategic Acquisitions. We continue to develop a network of contacts in the oil and gas exploration business who provide access to strategic investment and acquisition opportunities. We seek to leverage these industry contacts and our extensive regional knowledge base by acquiring leasehold acreage and producing or non-producing properties in areas such as Louisiana, Mississippi and Texas that are in mature fields with complex geology that have multiple reservoirs and existing infrastructure.

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

      During 2004, we began to execute our business strategy by acquiring interests in approximately fifteen oil and gas projects in Texas, Mississippi, Australia and Louisiana. Of these projects, several wells in our Vicksburg Project located in Starr and Hidalgo Counties in South Texas are currently in production, one well in our Louisiana Shelf Project located offshore in Southern Louisiana has been drilled and is now shut in awaiting hook-up to production facilities, and our remaining projects are in various stages of exploration, development or testing. We have abandoned our West Plieto project in Kern County, California.

      We expect to continue to acquire additional projects and sell all or part of our interest in existing projects to further diversify our holdings, spread risk and reduce our obligations to make additional capital contributions. As our business continues to grow, we expect to retain additional executive management with substantial experience in the oil and gas exploration and development business.

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues

      We generated $60,316 and $144,253 of revenue during the three and nine months ended September 30, 2004, respectively. We had no revenue during the corresponding periods in 2003. The revenue consisted of fees generated from the operation of various oil and gas wells for which our wholly owned subsidiary serves as the operator. We expect revenues to increase in the future as we continue to serve as the operator for existing and new wells. We also expect to generate oil and gas sales from our consolidated subsidiaries in future periods.

Exploration Expenses

      Exploration expenses were $0 and $112,748 during the three and nine months ended September 30, 2004, respectively. We had no exploration expenses during the corresponding periods in 2003. The exploration expenses resulted primarily from exploration activities conducted on our Mississippi prospects. We expect exploration expenses to continue to increase during the remainder of 2004 as we continue to acquire interests in various properties.

Impairment of Oil and Gas Properties

      We incurred $20,221 and $1,333,466 in impairment of oil and gas properties expenses during the three and nine months ended September 30, 2004, respectively. We did not have any impaired property expenses during the corresponding periods in 2003. The expense related primarily to an impairment of the carrying value of the unproved properties acquisition costs and the drilling costs incurred in PHT West Pleito Gas, LLC ("PHT West Pleito") that we acquired as a result of our withdrawal as the operator of the ORCA fee 32x-23 well and surrender of our working interest in the West Pleito project and associated leasehold.

General and Administrative

      General and administrative expenses were $835,838 and $1,804,336 during the three and nine months ended September 30, 2004, respectively, as compared to $5,860 and $11,109 during the corresponding periods in 2003. The increase in general and administrative expenses was primarily due to the substantial increase in operations we experienced when we entered into the oil and gas exploration business, completed a number of acquisitions and acquired equity interests in a number of oil and gas limited partnerships and limited liability companies.

      The expenses during the three and nine months ended September 30, 2004 consisted of $297,358 and $654,128, respectively, of professional fees incurred in connection with our recent acquisitions, financing transactions and compliance with our reporting obligations under the federal securities laws, $57,767 and $169,276, respectively, in consulting and engineering fees, and $482,382 and $982,601, respectively, of other general and administrative expenses consisting primarily of expenses for compensation, rent, travel and utilities. We expect general and administrative expenses to remain at current levels during the remainder of 2004.

Total Other (Income)Expenses

      Other expenses totaled $892,099 and $7,961,766 during the three and nine months ended September 30, 2004, respectively. We had no other expenses during the corresponding periods in 2003. The other expenses consisted of $288,510 and $7,252,307 of interest expense during the three and nine month periods ended September 30, 2004, respectively, related to interest incurred on outstanding convertible notes of which approximately $7,000,000 were non cash charges associated with the beneficial conversion feature of the notes and the ascribed value of the warrants issued together with the notes. The balance consisted primarily of equity losses from our investment in limited partnerships and limited liability companies of $604,276 and $717,760 during the three and nine month periods ended September 30, 2004.

      Other (income) expense includes any income or losses recognized from the financial performance of the oil and gas projects in which we have an equity interest. As the majority of our interests in oil and gas projects consist of equity investments in such projects, we expect other (income) expense to be a material component of our overall financial performance.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the nine months ended September 30, 2004 was $595,811 and consisted primarily of payments for professional fees and compensation expenses, partially offset by operating revenue and collections from accounts receivable.

      Net cash used in investing activities during the nine months ended September 30, 2004 was $9,555,265 and consisted primarily of: $7,319,654 of investments in limited partnership interests accounted for under the equity and cost method of accounting, $2,548,420 for the purchase of oil and gas interests and drilling costs for projects which are consolidated on our financial statements, and $214,549 of loans. The forgoing amounts were partially offset by $510,273 of cash acquired in connection with our acquisition of Touchstone Resources USA, Inc., a Texas corporation and our wholly-owned subsidiary.

      Net cash provided by financing activities for the nine months ended September 30, 2004 was $11,460,218 and consisted primarily of $1,071,568 of proceeds from notes, $3,425,500 from minority contributions which consisted primarily of capital contributions from members of Knox Gas, LLC, $9,990,000 of proceeds from the issuance of convertible debt ($6,890,000 of which has been converted into common stock), and $2,559,250 of proceeds from the issuance of common stock, net of offering costs. The forgoing amounts were offset by repayment of promissory notes in the amount of $5,329,600, repayment of convertible debt in the amount of $150,000 and loan costs of $121,500.

      At September 30, 2004 we had a working capital deficit of $3,371,209, compared to a deficit of $38,928 at December 31, 2003. The $3,332,281 decrease in working capital was due primarily to increases in convertible debentures payable of $2,525,136, in limited partnership subscriptions payable of $550,000, in accounts payable and accrued expenses of $3,960,409 and in notes payable of $1,198,628. These amounts were offset by increases in cash and cash equivalents of $1,309,142, in accounts receivable of $2,092,625, and in prepaid expenses of $1,721,105.

      We are a development stage company with no significant operating history. Our principal requirements for cash are for working capital needs for existing operations, costs of development of oil and gas properties, and the acquisition of oil and gas properties. We do not currently maintain a line of credit with any commercial bank or other financial institution. We expect to raise all necessary capital through public and private placements of debt or equity securities, property divestitures and joint ventures with industry participants.

      On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Trident Note") and warrants to Trident Growth Fund, LP ("Trident"). The Trident Note is due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti dilution and reset provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Trident Note contains various financial covenants with which we are required to comply and various negative covenants which prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. Trident subsequently waived compliance with certain negative covenants to permit us to engage in a private offering of convertible notes and warrants (described below), and waived compliance with all financial covenants contained in the Trident Note until the maturity date of the convertible notes issued in the private placement. The current outstanding balance of the Trident
Note is $2,050,000.

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

      On July 19, 2004, we obtained $3,000,000 from AltaFin, B.V., a Netherlands Antilles company, in consideration for which we issued units comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $2.00 per share and terminates three (3) years from the date of grant.

      The forgoing constitutes our principal sources of financing during the past twelve months.

      During 2004 we purchased interests in various oil and gas limited partnerships and limited liability companies for consideration consisting of a combination of cash, shares of our common stock and promissory notes. In that connection, we issued a $2,000,000 note for the purchase of our interest in Louisiana Shelf Partners, L.P., payment of which is contingent upon the completion of the first producing well in the project and the production level of the wells in the project. We expect payments to commence during the first quarter of 2005. All other such notes have been repaid in full.

      We will need to expend significant funds to meet capital calls and pay drilling and production costs on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, we expect to incur capital calls and production costs of approximately $8,000,000 with respect to our various limited partnership and limited liability company interests during the next 12 months.

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

      We will need approximately $10,000,000 to execute our business plan, satisfy capital calls, and pay drilling and production costs during the next twelve months. In addition, we will need approximately $3,100,000 to repay our outstanding term indebtedness during the next twelve months. In the event that we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the forgoing amounts during the next twelve months. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls and operate at current levels for the next twelve months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. In that regard, we recently retained Sanders Morris Harris, a Houston Texas based investment banking firm, to assist us in raising additional capital to execute our business plan. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interests in one or more of our prospects.

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

Property Retirement Obligations

      We are required to make estimates of the future costs of the retirement obligations of our producing oil and gas properties. This requirement necessitates that we make estimates of our property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

      1. On September 13, 2004, we issued 20,000 shares of common stock to Sanders Morris Harris, Inc., a Houston Texas based investment banking firm, in partial consideration of financial advisory services to be provided to the Company. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

      2. On July 15, 2004, we issued a warrant to Fort House, Inc., a Toronto, Canada based consulting firm, to purchase 61,250 shares of common stock at an exercise price of $2.00 per share. The warrant is immediately exercisable in full and expires on July 15, 2007. We issued the warrant as partial consideration for consulting services provided by Fort House, Inc. to the Company. The warrants were issued to one accredited investor in a private placement transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commissions to any person.

ITEM 5. OTHER INFORMATION

Increase in Size of Board of Directors; Appointment of New Director

      On July 7, 2004, we increased the size of our board of directors from one to two members and appointed Wesley E. Franklin to fill the vacancy on our board of directors created by such increase. We also appointed Mr. Franklin to serve as the Executive Vice President of the Company. Mr. Franklin has over 30 years of successful oil and gas exploration and production experience and has worked in every aspect of exploration and production. Since January 2001, Mr. Franklin has served as Executive Vice President of Touchtone Resources USA, Inc., a Houston, Texas based oil and gas exploration and development company which we recently acquired. In 1999, he founded Quantum Oil & Gas LLC, a Texas based oil and gas exploration company. Between 1982 and 1997, Mr. Franklin held senior management positions at Tenneco Oil Company and Fina Oil & Chemical. At Fina, he was involved in discoveries of 200 million barrels of oil and 200 billion cubic feet of natural gas and directed exploration for Fina in the United States, including Alaska, and parts of Alberta, Canada.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      10.1 Amendment to the Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004, by and among the Company, PHT Gas, LLC and South Oil, Inc. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2004)

      31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(b) Current Reports on Form 8-K filed during the three month period ended September 30, 2004:

1. On July 21, 2004, we filed a Current Report on Form 8-K/A with the SEC under Items 2 and 7 disclosing our purchase of an interest in PHT Vela Partners, L.P., a Delaware limited partnership, and agreement to make an initial capital contribution to PHT Vela and filing the financial statements and pro forma financial information required in connection with our purchase of Touchstone Resources USA, Inc., a Texas corporation, and our purchase of interests in Knox Miss Partners, LP, a Delaware limited partnership, and Louisiana Shelf Partners, L.P., a Delaware limited partnership, each of which was previously disclosed in reports on Form 8-K filed with the SEC.

2. On September 7, 2004 and September 13, 2004, we filed Amendment Numbers 2, 3, and 4 (the "Amendments") to our Current Report on Form 8-K/A ("Initial Report") with the SEC under Item 9.01 for the purpose of re-filing the financial statements and pro forma financial information previously filed in our Current Report on Form 8-K/A filed with the SEC on July 21, 2004. The financial statements and pro forma financial information included in the Initial Report were accessible and readable in text format on the SEC's website, however, for reasons unknown to us, the financial statements and pro forma financial information were accessible but unreadable in html format on the SEC's website. In order to ensure that such statements and information were both accessible and readable in html format, we filed the Amendments.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOUCHSTONE RESOURCES USA, INC.


Date:  November 18, 2004        /s/  Stephen P. Harrington
                                --------------------------
                                Stephen P. Harrington
                                Chief Executive Officer, President and Treasurer

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