Form 10KSB
period 2004-12-31
TOUCHSTONE RESOURCES USA, INC.
filed 2005-04-15
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File Number: 50228

                         TOUCHSTONE RESOURCES USA, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                33-0967974
    ------------------------------          ----------------------------------
   (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation of organization)


111 Presidential Boulevard, Suite 165
          Bala Cynwyd, PA                                19004
 --------------------------------------                 --------
(Address of Principal Executive Offices)               (Zip Code)


                                 (610) 771-0680
                 ----------------------------------------------
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

                     Common stock, $.001 par value per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $200,809

      The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on April 11, 2005, was $51,856,376.

      As of April 11, 2005, 60,756,757 shares of the registrant's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):

      Yes     No  X
          ---    ---

                         TOUCHSTONE RESOURCES USA, INC.
                           ANNUAL REPORT ON 10-KSB FOR
                       FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I

Item 1.        Description of Business                                                             1
Item 2.        Description of Property                                                            25
Item 3.        Legal Proceedings                                                                  33
Item 4.        Submission of Matters to a Vote of Security Holders                                33

                                     PART II

Item 5.        Market for Common Equity, Related Stockholder Matters and Small Business
               Issuer Purchases of Equity Securities                                              33
Item 6.        Management's Discussion and Analysis                                               35
Item 7.        Financial Statements                                                               48
Item 8.        Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosures                                                                        48
Item 8A.       Controls and Procedures                                                            48
Item 8B.       Other Information                                                                  48

                                    PART III

Item 9.        Directors and Executive Officers of the Registrant                                 49
Item 10.       Executive Compensation                                                             52
Item 11.       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                                        54
Item 12.       Certain Relationships and Related Transactions                                     55
Item 13.       Exhibits List and Reports on Form 8-K                                              56
Item 14.       Principal Accountant Fees and Services                                             59

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the price, supply and demand for oil, natural gas and other products or services, limited operating history, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" and "Item 6. Management's Discussion and Analysis" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

      We were originally engaged in the business of developing internet cafes in Orange County, California. On March 15, 2004, all of our officers and directors resigned and Stephen P. Harrington was appointed as our Chief Executive Officer, Treasurer, Secretary and sole Director. Immediately following the change in management, we implemented a new business plan of acquiring, exploring and developing domestic and international oil and gas properties.

Overview

      We are an independent energy company engaged primarily in oil and gas exploration, development and production and the acquisition of producing properties. We target high-potential oil and gas assets located primarily in Texas, Louisiana, Mississippi and other traditional oil and gas producing states in the southern United States, as well as in New Zealand.

      Our operations are focused on the identification and evaluation of prospective oil and gas properties and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects indirectly as equity participants in limited partnerships and limited liability companies, and act as the operator of certain of the projects in which we own interests. We also assist and advise companies and partnerships in identifying and leasing properties on favorable terms, and provide such entities with additional reserve assessment analysis and engineering services in connection with the exploration and development of prospects.

      Our primary objective is to build reserves, production, cash flow and earnings per share by optimizing production and value from existing oil and gas properties and acquiring new oil and gas prospects. We plan to achieve this objective by acquiring and developing high profit margin properties, disposing of low producing, marginal and non-strategic properties, balancing reserves between oil and gas, and maintaining a high degree of financial flexibility. We seek to balance our risk profile by alternating exploration projects with development wells and recompletions of wells in our existing lease and well portfolio. By doing so, we believe we can maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts, and capitalize on the experience of our management team and consultants.

Business Strategy

      Our business strategy is to provide long-term growth in shareholder value by optimizing production and value from our existing oil and gas reserves and acquiring additional interests in oil and gas properties. Some of the key elements of our business strategy are as follows:

      o Exploit and Develop Existing Property Base. We seek to maximize the value of the properties we acquire by developing and exploiting properties with the highest production and reserve growth potential. We perform continuous field studies of such properties using advanced technologies, and seek to minimize costs by controlling operations to the extent possible.

      o Selectively Grow Through Exploration. We have developed and implemented an active exploration program that is designed to complement our exploitation and development efforts with exploration projects offering superior reserve potential. We utilize seismic data and other technical applications, as appropriate, to manage our exploration risks.

      o Pursue Strategic Acquisitions. We seek to leverage our extensive regional knowledge base by acquiring leasehold acreage and producing or non-producing properties in areas, such as Texas and Louisiana, that are in mature fields with complex geology that have multiple reservoirs and existing infrastructure.

      o Participate in Joint Ventures. We intend to participate in joint ventures and seek joint venture partners in order to reduce our investment in projects and share the costs associated with operating the underlying prospects.

      o Rationalize Property Portfolio. We seek to rationalize the portfolio of properties we acquire by selling marginal properties in order to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

      o Retain Additional Executive Management. As our business continues to grow, we expect to retain additional executive management personnel with substantial experience in the oil and gas exploration and development business.

      We seek to acquire significant operating interests in properties with the following characteristics:

      o Locations within or close to areas with an established production history and infrastructure;

      o     Multiple productive sands and reservoirs; and

      o Low current production levels with significant identified proven and potential reserve opportunities.

      To date, we have conducted our acquisition, exploration and development activities primarily in Texas, Louisiana, Mississippi and New Zealand. These regions are characterized by long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, strong natural gas prices, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and virtually no federal land or land access impediments.

      We believe that these regions will continue to generate attractive acquisition opportunities as the major integrated oil companies and other large independent oil and gas exploration and production companies continue to divest small, less capital-intensive properties to focus on larger, more capital-intensive projects that better match their long-term strategic goals. We believe that these asset divestitures as well as the resource constraints of major integrated oil companies and other large upstream companies may allow us to acquire attractive prospects at favorable prices with a significant portion of the up-front development expenses, such as infrastructure and seismic, already invested.

Drilling, Exploration and Production Activities

      We have acquired interests in 15 oil and gas projects with approximately 536,000 aggregate gross acres. Our projects have aggregate net estimated proved developed producing, proved developed non-producing, and possible reserves of almost 6.3 million barrels of oil and over 118 million cubic feet of gas in Texas, Louisiana, Mississippi and New Zealand.

      Of these projects, several wells in our Vicksburg Project located in Starr and Hidalgo counties in South Texas are currently in production, one well in our Louisiana Shelf Project located offshore in Southern Louisiana has been drilled and is now shut in awaiting hook-up to production facilities, one well in our Maverick Basin Project located in Maverick County in South Texas is in production and one is shut in, one well in our Vela Project located in Zapata County, Texas is in production, and one well in our Wharton Project located in Wharton County, Texas has been drilled and is now shut in. Our remaining projects are in various stages of exploration, development and testing. We abandoned our West Pleito Project in Kern County, California during our third fiscal quarter of 2004. A description of our principal projects is set forth under "Item 2. Description of Property - Current Oil and Gas Projects" of this report.

      Our exploration efforts are balanced between discovering new reserves associated with acquisitions and discovering reserves on acreage already under lease. The investment associated with drilling a well and future development of a project depends principally upon the complexity of the geological formations involved, the depth of the well or wells, whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the water depth of the well or project.

      Approximately one percent of the 536,000 gross acres comprising our prospects are "held-by-production." Acreage held-by-production is attractive because it permits us to maintain all of our exploration and development rights in the leased area as long as production continues. Our held-by-production acreage has significant existing infrastructure, which reduces development lead times and cost. This infrastructure frequently allows for relatively quick tie back of production from discoveries.

Operator Activities

      We currently act as the operator for the Vicksburg Project, Wharton Project, Maverick Basin Project, Martinez Ranch Project and Pierce Ranch Project. In the future, we may seek to act as the operator of additional properties in which we acquire an interest.

      As operator, we design and manage the development of wells and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells in our projects. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production and reservoir engineers, geologists, and other specialists who work to improve production rates, increase reserves, and lower the cost of operating our oil and gas properties.

      By serving as the operator of projects, we are better able to exercise influence over the projects and control the timing and amount of capital expenditures. In addition, we receive producing well overhead fees, drilling well overhead fees and other fees related to the operation of the projects for which we are the operator. The other participants in our projects reimburse us for their allocated shares of general and administrative charges, which are recorded as reductions to the general and administrative expenses in our financial statements. The related costs that we incur as an operator of projects are generally comprised of several components, including direct operating costs, repair and maintenance expenses, transportation expenses, production taxes and workover costs. Our operating costs are driven in part by the type of product produced, the level of workover activity, and the geological location of the properties.

Sales and Marketing

      We market the majority of our oil and gas production from properties we operate for both our account and the account of the other working interest owners in the applicable projects. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product at the wellhead, the availability and cost of pipelines near the well or related production platform, market prices, pipeline constraints and operational flexibility.

      The principal target customers for our crude oil production are refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties we acquire. The principal target customers for our gas production are pipelines, utilities, gas marketing firms, industrial users and local distribution companies. In the event pipeline facilities are not conveniently available, we intend to truck or barge our oil and gas to storage, refining or pipeline facilities.

      We normally sell production to a relatively small number of customers, as is customary in the oil and gas exploration, development and production business. We sell our oil and gas under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual. Sales prices for oil and gas are negotiated based on factors normally considered in the industry, such as the posted price for oil, the index or spot price for gas, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions.

      We use existing third-party gathering systems and interstate and intrastate pipelines to transport our oil and gas, and incur gathering and transportation expenses to move our oil and gas through these gathering systems and pipelines. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party transporter. Transportation space on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other oil and gas shippers. While our ability to market our oil and natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected.

Technology

      In each of our core operating areas, we have accumulated detailed geological and geophysical knowledge and have developed significant technical and operational expertise. We have developed considerable expertise in "2-D" and "3-D" seismic imaging and interpretation. "3-D" seismic data is geophysical data that depict the subsurface strata in three dimensions, and typically provides a more detailed and accurate interpretation of the subsurface strata than "2-D," or two-dimensional, seismic data. We use 2-D and 3-D seismic data and other technical applications to identify prospects and develop prospects having the highest production and reserve growth potential. We also use state-of-the-art geological and geophysical computer applications and hardware to analyze this information.

Title to Properties

      We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of the properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

      As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by us. We rely upon the brokers of the properties to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

Competition

      The oil and natural gas business is highly competitive. We compete with private, public and state-owned companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

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

Regulation

      General. The availability of a ready market for oil and gas projection depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

      Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Our production operations may be affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

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

Environmental

      General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States and may be subject to similar laws and regulations in New Zealand. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

      Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

      Waste Disposal. We currently own or lease, and intend in the future to own or lease, numerous properties that have been used for production of oil and gas for many years. Although we and our operators utilize operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been disposed of or released on or under the properties that we currently own or lease or properties that we may in the future own or lease. In addition, many of these properties have been operated in the past by third parties over whom we had no control as to such entities' treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties have become stricter in recent years. Under new laws, we could be required to remediate property, including ground water, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

      We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by our oil and gas projects that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

      CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA's definition of Hazardous Substances. We may in the future be an owner of facilities on which Hazardous Substances have been released by previous owners or operators of our properties that are named as potentially responsible parties related to their ownership or operation of such property.

      Air Emissions. Our projects are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells, gas plants and electric generating facilities generate volatile organic compounds and nitrogen oxides. Some of our producing wells may be in counties that are designated as non-attainment for ozone and may be subject to restrictive emission limitations and permitting requirements. If the ozone problems in the applicable states are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

      Clean Water Act. The Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

      Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA"), which amends and augments oil spill provisions of the Clean Water Act, and similar legislation enacted in Texas, Louisiana and other coastal states, imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters and adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility or vessel that is a source of an oil discharge or poses the substantial threat of discharge, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs, remediation of environmental damage and a variety of public and private damages. OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs of a potential spill. Few defenses exist to the liability imposed by OPA. In the event of an oil discharge, or substantial threat of discharge from our properties, vessels and pipelines, we may be liable for costs and damages.

      We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

Insurance

      In those projects for which we are the operator, we maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry, including limited coverage for sudden environmental damages and for existing contamination. We do not believe that insurance coverage for environmental damages that occur over time or insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. As a result, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages.

      In those projects for which we are not the operator, but in which we own an equity interest in a limited partnership, limited liability company or similar entity that owns a non-operating interest, a third-party operator is responsible for maintaining insurance to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators for such prospects are adequate and therefore, we have not acquired our own insurance for such prospects. However, the occurrence of a significant adverse event on such prospects, the risks of which are not fully covered by the applicable operator's insurance, could have a material adverse effect on our ownership interests and, as a result, have a material adverse effect on our business, financial condition and results of operations.

Seasonality

      Generally, but not always, the demand for oil and natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen the effect of this seasonal fluctuation in demand. In addition, pipelines, utilities, local distribution companies and industrial users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal fluctuations in demand. We do not expect seasonal fluctuations in the demand for oil and gas to have a material effect on our future sales of oil and gas.

Employees and Consultants

      We currently have three employees consisting of our two executive officers and one administrative person. We also utilize the services of several consultants who provide, among other things, technical support and accounting services to the Company. We anticipate retaining additional personnel during the next 12 months, including additional executive management personnel with substantial experience in the oil and gas exploration and development business.

                                  RISK FACTORS

      The following risk factors, among others, may affect the Company's financial condition and results of operations.

                       Risks Associated With Our Business

We have had operating losses and limited revenues to date, need additional capital to execute our business plan and do not expect to be profitable in the foreseeable future.

      We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders for our fiscal year ended December 31, 2004 was approximately $15,595,304, and as of December 31, 2004, we had an accumulated deficit of approximately $15,680,932. We have also had limited revenues to date. Revenues for our fiscal year ended December 31, 2004 were $200,809.

      We may not be able to generate significant revenues in the future and expect our operating expenses to increase substantially over the next 12 months as we continue to pursue our gas and oil exploration activities. As a result, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, we might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are a development stage company with a limited operating history.

      We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been engaged in the oil and gas exploration and development business since March 2004 and do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our operations will require significant capital expenditures for which we may not have sufficient funding.

      We intend to make capital expenditures far in excess of our existing capital resources to exploit our existing reserves and to discover new oil and gas reserves. Specifically, we expect to incur capital calls and production costs of approximately $8.5 million over the next 12 months. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our corporate development and investment strategies. We plan to obtain such funding through the debt and equity markets, but we cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.

      We also intend to make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas properties.

If we are unable to satisfy our debt obligations to third parties, our business may be adversely affected.

      As of the date of this report, we had outstanding term indebtedness to third parties in the aggregate amount of approximately $4.05 million, all of which is due during the next 12 months. Of this amount, $2.05 million is secured by substantially all of our assets. We do not currently have the funds available to repay this existing indebtedness. If we are unable to repay this indebtedness as it becomes due, the lenders will have the right to declare the indebtedness in default and seek all available remedies against us, including executing upon all of our assets. In addition, the presence of this indebtedness may have a negative effect on our ability to obtain additional financing. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

      Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

      In addition, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets or delay our production. The availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in some cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver our production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties.

      Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

      The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures or and work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

We rely heavily upon reserve estimates when determining whether or not to acquire or invest in a particular oil or gas property.

      The oil and gas reserve information that we present in our filings with the Securities and Exchange Commission ("SEC") and use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of subjectivity. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to the following:

      o     geological characteristics of the reservoir structure;

      o     reservoir fluid properties;

      o     the size and boundaries of the drainage area;

      o     reservoir pressure; and

      o     the anticipated rate of pressure depletion.

      The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves usually differ from estimates.

      Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including:

      o     the price at which recovered oil and natural gas can be sold;

      o     the costs of recovery;

      o assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs;

      o prevailing environmental conditions associated with drilling and production sites;

      o availability of enhanced recovery techniques, ability to transport oil and natural gas to markets and governmental regulation; and

      o     other regulatory factors, such as taxes and environmental laws.

      A negative change in any one or more of these factors could result in quantities of oil and natural gas previously estimated as proved reserves becoming uneconomic to produce. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves. In addition, the 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

We have a very small management team and the loss of any member of this team may prevent us from implementing our business plan in a timely manner.

      We have two executive officers and a limited number of additional employees and consultants. Our success depends largely upon the continued services of these individuals, particularly our executive officers. We do not have an employment agreement with, nor do we maintain key person life insurance policies on, any of these individuals. The loss of one or more of these individuals could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

Our continued growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

      We continue to experience rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

The geographic concentration of substantially all of our properties in Texas, Louisiana and Mississippi subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that region.

      The geographic concentration of substantially all of our projects in the states of Texas, Louisiana and Mississippi means that some or all of our properties could be affected by the same event should the region experience:

      o     severe weather;

      o delays or decreases in production, the availability of equipment, facilities or services;

      o delays or decreases in the availability of capacity to transport, gather or process production; or

      o     changes in the regulatory environment.


Because substantially all of our properties could experience the same condition at the same time, these conditions could have a relatively greater impact on our results of operations than they might have had our properties been dispersed over a greater geographic area.

      In addition, our ability to add reserves through drilling is dependent upon our ability to timely obtain drilling permits and regulatory approvals. The permitting and approval process has been more difficult in recent years due to increased activism from environmental and other groups and has extended the time it takes to receive permits. Because of our relatively small size and concentrated property base, we can be disproportionately disadvantaged by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. For example, we are less able to shift drilling activities to areas where permitting may be easier, and we have fewer properties over which to spread the costs of complying with these regulations and the cost of foregone opportunities resulting from delays.

We may be unable to identify liabilities associated with the properties we acquire or obtain protection from sellers against such liabilities.

      The properties we acquire may be subject to liabilities that we are unable to identify or from which we are unable to obtain protection from the seller. Our reviews of acquired properties are inherently incomplete because it is not generally feasible to review in depth every individual property involved in each acquisition. Our assessment may not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. Inspections may not reveal structural or environmental problems, such as pipeline corrosion or groundwater contamination, when they are made. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential.

      In addition, we may not be able to obtain contractual indemnities from the seller for liabilities that it created. We often assume certain environmental and other risks and liabilities in connection with the acquired properties. We may also be required to assume the risk of the physical condition of the properties in addition to the risk that they may not perform in accordance with our expectations.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

      Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

      o     weather conditions in the United States and elsewhere;

      o     economic conditions in the United States and elsewhere;

      o     actions by OPEC, the Organization of Petroleum Exporting Countries;

      o political instability in the Middle East and other major oil and gas producing regions;

      o     governmental regulations, both domestic and foreign;

      o     domestic and foreign tax policy;

      o the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

      o     the price of foreign imports of oil and gas;

      o     the cost of exploring for, producing and delivering oil and gas;

      o     the discovery rate of new oil and gas reserves;

      o     the rate of decline of existing and new oil and gas reserves;

      o     available pipeline and other oil and gas transportation capacity;

      o     the ability of oil and gas companies to raise capital;

      o     the overall supply and demand for oil and gas; and

      o     the availability of alternate fuel sources.

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

      Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control.

      The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, the associated costs, or the rate of production of reserves.

      The success of our business is dependent upon the efforts of various third parties that we do not control. We serve as the operator for the Vicksburg Project, Wharton Project, Maverick Basin Project, Martinez Ranch Project and Pierce Ranch Project. We do not serve as the operator for the remaining projects. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

      o     the timing and amount of capital expenditures;

      o     the operator's expertise and financial resources;

      o     approval of other participants in drilling wells;

      o     selection of technology;

      o     the rate of production of the reserves; and

      o the availability of suitable offshore drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

      Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploitation and exploration operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in Texas, Louisiana and Mississippi, we could be materially and adversely affected if the unavailability or high cost of rigs, equipment supplies or personnel is particularly severe in this region. We must currently schedule rigs several months in advance to ensure availability for a particular project.

We may be required to write-down the carrying values and/or estimates of total reserves of our oil and gas properties.

      Accounting rules applicable to us require that we review periodically the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.

      For our fiscal year ended December 31, 2004, we recorded impairment charges of $315,322 related primarily to an impairment of the carrying value of unproved properties acquisition and drilling costs incurred in PHT West Pleito, LLC and the carrying value of our equity investment in the Stent Project. A write-down constitutes a noncash charge to earnings. See "Item 6. Management's Discussion and Analysis - Critical Accounting Policies - Impairment of Properties" for a discussion of when and how impairment of properties charges are determined. We may incur noncash charges for impairment of our properties in the future, which could have a material adverse effect on our results of operations in the period taken. We may also reduce our estimates of the reserves that may be economically recovered, which could have the effect of reducing the total value of our reserves.

We may be unable to retain our leases and working interests in leases.

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

      In addition, we will need significant funds to meet capital calls, drilling and production costs on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, we expect to incur capital calls and production costs of approximately $8.5 million with respect to our various limited partnership and limited liability company interests during the next 12 months. If any of the other owners of the leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in the limited partnerships or limited liability companies, respectively, in which we own an interest fails to pay its equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

Title deficiencies could render our leases worthless.

      The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we intend to lease, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

      Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. Any offshore operations that we engage in will be subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

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

      In the projects in which we own an equity interest in a limited partnership that owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators of such prospects are adequate and, therefore, have not acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

      Our business is governed by numerous laws and regulations at various levels of government in the countries in which we operate. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

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

      The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Our international investments in oil and gas interests may be subject to risks associated with the legal, tax, economic and political environment of the country in which the interest is located.

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

      Our private ownership of oil and gas reserves under oil and gas leases in the United States differs distinctly from our ownership of oil and gas properties in foreign countries. In the foreign countries in which we may operate, the state generally retains ownership of the reserves and consequently retains control of, and in many cases participates in, the exploration and production of hydrocarbon reserves. Accordingly, operations outside the United States and estimates of reserves attributable to properties located outside the United States may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value-added taxes, production bonuses and other charges.

                           Risks Related to Our Stock

There is no significant market for our common stock.

      There is no active trading market for our common stock. Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading on the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

      Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional capital in the future, and such additional capital may be dilutive to stockholders or impose operational restrictions.

      We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. For example, we are currently seeking to raise as much as $22 million in two concurrent offerings of units comprised of shares of our Series A Convertible Preferred Stock and warrants. Additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our existing stockholders may experience substantial dilution of their ownership interests due to the issuance of additional shares of our common stock.

      We currently have 60,756,757 shares of common stock issued and outstanding. As of April 1, 2005, we had outstanding warrants exercisable into 9,295,708 shares of our common stock, promissory notes convertible into 4,009,091 shares of our common stock, and preferred stock convertible into 4,518,270 shares of our common stock. We are currently seeking to raise additional funds through the issuance of convertible debt and equity securities. Some of these securities contain anti-dilution provisions that will result in the issuance of additional shares in the event we sell additional shares of our common stock at a price less than the exercise or conversion price of such securities. The issuance of additional shares of common stock upon the exercise or conversion of these securities may result in substantial dilution to the equity interests of our existing stockholders.

      We may also issue additional shares of our common stock in connection with the hiring of additional personnel, future acquisitions of oil and gas prospects, future offerings of our securities, and other business purposes. Such issuances may further dilute the interests of our existing stockholders.

The trading price of our common stock is likely to be highly volatile.

      The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our oil and gas activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

      We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future. In addition, the terms of our Series A Convertible Preferred Stock prevent us from declaring or paying any dividends on our common stock unless and until all accrued or declared and unpaid dividends on such shares have been paid in full. As a result, in the event we have retained earnings available for distribution as dividends, we must first pay any accrued or declared and unpaid dividends on any outstanding shares of Series A Convertible Preferred Stock before we pay any dividends on shares of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

      The properties in which we have an interest consist of our principal executive offices and the oil and gas properties on which we conduct our exploration, development and production activities.

Principal Executive Offices

      Our principal executive offices are located 111 Presidential Boulevard, Suite 165, Bala Cynwyd, Pennsylvania 19004. We rent this office space for approximately $560 per month. We also have offices located at 1600 Smith Street, Suite 5100, Houston, Texas 77002. We rent this office space for approximately $8,000 per month. We believe our current offices will be adequate to support our operations for the foreseeable future.

Current Oil and Gas Projects

      We currently conduct our acquisition, exploitation and development activities in Texas, Louisiana, Mississippi and New Zealand. To date, we have acquired interests in 15 oil and gas projects consisting of an aggregate of approximately 536,000 gross acres. A description of our 12 principal projects is provided below.

Vicksburg Project

      We own a 27.5% limited partnership interest in PHT Vicksburg, L.P. ("PHT Vicksburg") and are the operator of the underlying prospects. PHT Vicksburg owns a leasehold interest in over 4,000 acres in the Oligocene Vicksburg Formation. This formation is located in the southern part of the U.S. Gulf Coast and is believed to contain petroleum reservoirs in the Rio Grande embayment. This region encompasses both South Texas and Northeastern Mexico in Starr and Hidalgo Counties. Depths for the prospects range from approximately 6,000 to 11,000 feet. To date, twelve wells have been drilled, of which eight are in production, two are dry holes, and the remainder are in various stages of evaluation or completion. We expect to drill three additional wells by June 30, 2005, and to recomplete several of our existing wells during the remainder of 2005.

Louisiana Shelf Project

      We own an approximate 25% limited partnership interest in Louisiana Shelf Partners, L.P. ("Louisiana Shelf"), and a 10% membership interest in LS Gas, LLC, which owns a one percent (1%) general partnership interest in Louisiana Shelf and serves as the operator of the prospects underlying these interests. Louisiana Shelf is engaged in an exploration program involving approximately 600 offshore acres owned by the State of Louisiana approximately one mile offshore, where water depths range from 10 to 25 feet. We have completed one well in this project which is currently shut in and awaiting production facilities. We expect to drill a second well as soon as a suitable drilling rig becomes available and expect to drill approximately five wells in this project over the next two years.

Wharton Project

      We own a 17.82% limited partnership interest in PHT Wharton Partners, L.P. ("PHT Wharton") and are the operator of the underlying prospects. PHT Wharton owns a leasehold interest in approximately 4,000 acres in the Colorado Bend. The prospect is less than 30 miles west of Houston in the northern part of Wharton County, Texas. Production is expected to occur at a depth of between approximately 3,000 and 13,000 feet in sandstone reservoirs in the Paleocene Wilcox, Eocene Yegua and the Oligocene Frio formations. To date, three wells have been drilled, completed and tested. We expect to complete the construction of the facilities necessary to begin production by June 30, 2005.

Stent Project

      We own an approximate 24% limited partnership interest in PHT Stent Partners, L.P. ("PHT Stent"). PHT Stent is a participant in a group of independent oil and gas companies led by Discovery Geo (Australia) Corporation ("Discovery GEO") that is exploring the Taranaki Basin. The Taranaki Basin lies offshore along the western side of New Zealand's North Island, a premier hydrocarbon province in New Zealand. The PHT Stent Prospect consists of approximately 96,000 acres located onshore on the southern tip of the Taranaki basin. Discovery GEO is the operator of the underlying prospects. Discovery GEO completed the drilling of one well which was a dry hole and are currently reevaluating available data.

Awakino South Project

      We own a 7.93% membership interest in Awakino South Exploration, LLC ("Awakino South"). Awakino South is a participant in a group led by Discovery Geo in the exploration of the Taranaki Basin in New Zealand. The Awakino concession contains approximately 380,000 acres and includes the Awakino South Prospect and the Kahu Prospect. The Awakino South Prospect, or the "Big Bump," is a large structure that folded Eocene-aged sediments above a late Tertiary-aged thrust fault. The objectives for the prospect are shallow marine sandstones of the Kapuni Group, which is the main producing interval in the basin. The Kahu Prospect, or the "Floor Fan," is believed to be a shelf-bypassed turbidite sequence positioned basin-ward off the Awakino South Prospect. Depths for each of these prospects are estimated to be at approximately 9,000 feet. Discovery GEO is the operator of the underlying prospects. The prospect is currently under geological review to determine an appropriate location for the first well to be drilled.

Knox Miss Project

      We own a 68.18% membership interest in Knox Gas LLC ("Knox Gas"), which owns a 99% limited partnership interest in Knox Miss, LP, and a one percent (1%) membership interest in Knox Miss LLC, which is the general partner in Knox Miss LP. Knox Miss LP owns a leasehold interest in approximately 60,000 acres in the Black Warrior Basin of northern Mississippi with Clayton Williams Energy, Inc. of Midland Texas. Targeted objectives in the Black Warrior Basin are Pennsylvanian sands, Mississippian-aged carbonates and sands, and Ordovician dolomites. Prospects range in depth from approximately 7,000 to 15,000 feet. Clayton Williams Energy, Inc. ("Clayton Williams") is the operator of the project. We participated with Clayton Williams in the drilling of two wells, the first of which was a dry hole and the second of which experienced a mechanical failure. We and Clayton Williams are currently evaluating the best location to drill a third well.

Maverick Basin Project

      We own an approximate 25% Class B membership interest in Maverick Basin Exploration, LLC ("Maverick Basin"), representing an aggregate membership interest in Maverick Basin of approximately 12.5%, and are the operator of the underlying prospects. Maverick Basin is a party to an exploration agreement with Blue Star Oil and Gas, Ltd. ("Blue Star") and Maverick Oil and Gas, Inc. pursuant to which Maverick Basin acquired the right to earn 50% of the revenues generated from any wells drilled on approximately 10,000 acres in Maverick Basin in South Texas and 10,000 acres covered by an option granted to Maverick Basin under the exploration agreement, if and when the option is exercised. To date, two wells have been drilled and completed, one of which is currently in production and the other of which is currently shut in. We have commenced drilling one additional well that we expect to complete in April 2005. Based on the success of these wells, and assuming the exercise of our option, Maverick Basin may drill as many as 80 horizontal wells in the currently owned and optioned acreage in the project.

Martinez Ranch Project

      We own a 19.8% limited partnership interest in PHT Martinez Partners, L.P. ("Martinez Partners") and are the operator of the underlying prospects. Martinez Partners owns a leasehold interest in approximately 1,600 acres in Zapata County in South Texas. We are currently evaluating the prospect to identify an initial drill site.

La Paloma Project

      We own an 11% limited partnership interest in PHT La Paloma Partners, L.P. ("La Paloma"). La Paloma owns a leasehold interest in approximately 1,425 acres in Zapata County in South Texas, the underlying prospects of which are operated by Reichmann Petroleum ("Reichmann Petroleum"). Reichmann Petroleum has completed an initial exploration well that we are presently testing and is currently drilling a second well. If the initial exploration well is successful, the project may drill up to six additional wells on the acreage in the project.

Good Friday Project

      We own a 15.3% limited partnership interest in PHT Good Friday Partners, L.P. ("Good Friday"). Good Friday owns a leasehold interest in approximately 2,000 acres in Zapata County in South Texas, the underlying prospects of which are operated by Reichmann Petroleum. An initial well has been drilled on the prospect and is currently shut in.

Pierce Ranch Project

      We are the sole member of Touchstone Pierce Exploration, LLC ("Touchstone Pierce"), and are the operator of the underlying prospects. Touchstone Pierce owns the rights to acquire leasehold interests underlying several prospects in the 26,000 acre Pierce Ranch in Matagorda County, Texas. We are undertaking geophysical and technical analysis to identify the acreage to be leased and to determine a suitable location for an initial exploration well.

Vela Project

      We own a 28.8% limited partnership interest in PHT Vela Partners, L.P. ("Vela Partners"), which owns an approximate 50% interest in approximately 1,600 acres in Zapata County, Texas. Reichmann Petroleum acts as the operator of this project. Reichmann Petroleum has completed one well on this project which is currently producing.

Selected Oil and Gas Data

      We entered into the oil and natural gas business on March 15, 2004. Accordingly, we did not engage in any production or drilling activities, and were not a party to any contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas, during the fiscal years ended December 31, 2003 and 2002, and thus, we were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 ("SFAS 69") for such years. We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three (3) years, and have not filed any information or reports with any federal authority or agency since January 1, 2004, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

      Our oil and gas properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. A description of selected data regarding our oil and gas properties and interests is set forth below.

Productive Wells

      The following table sets forth as of March 20, 2005 information regarding the total gross and net productive wells, expressed separately for oil and gas. As of March 20, 2005, all of our productive oil and gas wells were located in Texas and Louisiana. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. As of March 20, 2005, we did not have any wells with multiple completions.

                                      Oil                          Gas
                             ---------------------        ---------------------
                              Gross          Net           Gross          Net
                             -------       -------        -------       -------
Louisiana                         0             0              1          0.25
Mississippi                       0             0              0             0
Texas                             1        0.0495             14        1.2982

New Zealand                       0             0              0             0
                             -------       -------        -------       -------
  Total Productive Wells           1        0.0495             15        1.5482
                             =======       =======        =======       =======

      A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well. A dry well
(hole) is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

      A gross well is a well in which a working interest is owned, and a net well is the result obtained when the sum of fractional ownership working interests in gross wells equals one. The number of gross wells is the total number of wells in which a working interest is owned, and the number of net wells is the sum of the factional working interests owned in gross wells expressed as whole numbers and fractions thereof. The "completion" of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

Production and Price History

      The following table sets forth as of December 31, 2004 information regarding net production of oil and gas and certain price and cost information. For the purposes of this table, the following terms have the following meanings:
(i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

Production Data:
      Oil (MBbls)                                                      1,515.48
      Natural gas (MMcf)                                              33,367.20
      Total (Mcfe)                                                    42,460.08
      Daily (MMcfe/d)                                                    285.49

Average Prices:
      Oil (per Bbl)                                                      $43.68
      Natural gas (per Mcf)                                                6.80
           Total (per Mcfe)                                                7.04

Average Costs (per Mcfe):
      Lease operating expenses                                            $0.32
      Gathering and transportation expense                                 0.25
      Production tax expense                                               0.43
      General and administrative expenses                                  0.03

      Net production includes only production that is owned by us and produced to its interest, less royalties and production due to others. Production of natural gas includes only marketable production of gas on an "as sold" basis. Production of natural gas includes only dry, residue and wet gas, depending on whether liquids have been extracted before we passed title, and does not include flared gas, injected gas and gas consumed in operations. Recovered gas, lift gas and reproduced gas are not included until sold.

      The average price of oil and gas is the average sales price (including transfers) per unit of oil and gas produced and has been determined in accordance with SFAS No. 69. The average cost of oil and gas are the average production cost (lifting cost) per unit of oil and gas produced and has been computed using production costs required to be disclosed pursuant to and in accordance with SFAS No. 69.

Drilling Activity

      The following table sets forth information with respect to wells completed during the fiscal year ended December 31, 2004. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

                                               Gross                 Net
                                              --------            ---------
Exploratory:
      Productive                                    10               1.2069
      Dry                                            3               0.2890
                                              --------            ---------
           Total                                    13               1.4959
                                              ========            =========

Development:
      Productive                                     0                    0
      Dry                                            0                    0
                                              --------            ---------
           Total                                     0                    0
                                              ========            =========

      A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well. A dry well
(hole) is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal year ended December 31, 2004, regardless of when drilling was initiated. The "completion" of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

      During the fiscal year ended December 31, 2004, we participated in drilling eighteen gross wells, of which ten were completed and producing and three were determined to be dry holes. None of the gross wells were in the process of being completed or dewatered. Also during that time, we recompleted three gross wells that were not included in the totals above. None of the development wells in progress at December 31, 2004 were subsequently determined to be dry holes.

Acreage

      The following table sets forth information regarding the Company's gross and net developed and undeveloped oil and natural gas acreage under lease as of March 20, 2005.

                                                   Gross                Net
                                                -----------         ----------
Developed Acreage
        Louisiana                                       600                150
        Mississippi                                       0                  0
        Texas                                      6,816.09(1)        1,315.58

        New Zealand                                       0                  0

Undeveloped Acreage
        Louisiana                                         0                  0
        Mississippi                               69,189.21          27,685.05
        Texas                                     24,365.17(1)        4,746.79

        New Zealand                                 476,000             53,126
                                                -----------         ----------

                Total                            576,970.47          87,023.42
                                                ===========         ==========

(1) With regard to Maverick Basin, the gross acreage cited includes the option acreage under its drill-to-earn arrangement.

      A developed acre is an acre spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease.

      As is customary in the oil and gas industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the lease or by payment of delay rentals during the remaining primary term of the lease. The oil and natural gas leases in which we have an interest are for varying primary terms; however, most of our developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock currently trades on the OTC Bulletin Board under the symbol "TSNU." The first reported trade in our common stock occurred on July 24, 2003. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2004                      High              Low
                                                         ----              ---

         Quarter ended December 31                      $1.23            $1.02
         Quarter ended September 30                      1.53              .87
         Quarter ended June 30                           1.85             1.28
         Quarter ended March 31                          1.51              .10

Fiscal Year Ended December 31, 2003                      High              Low
                                                         ----              ---

         Quarter ended December 31                       $.10             $.10
         Quarter ended September 30                       .10              .01

      The last price of our common stock as reported on the OTC Bulletin Board on April 11, 2005 was $1.16 per share. The foregoing prices reflect a 25-for-1 forward stock split effective March 19, 2004.

Holders

      As of April 11, 2005, the number of stockholders of record of our common stock was 100.

Dividends

      We have not paid any cash dividends on our common stock to date, and has no intention of paying such cash dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporate law. The terms of our Series A Convertible Preferred Stock preclude us from declaring or paying any dividends on our common stock unless and until all accrued or declared and unpaid dividends on any outstanding shares of Series A Convertible Preferred Stock have been paid in full. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Transfer Agent

      The transfer agent for our common stock is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania, 19003, (610) 649-7300.

Recent Sales of Unregistered Securities

      During the period commencing October 1, 2004 and ending February 18, 2005, we issued and sold the following securities without registration under the Securities Act:

1. On November 18, 2004, we issued a convertible promissory note (the "DDH Note") to DDH Resources II, Ltd for aggregate gross proceeds of $1,000,000. The DDH Note is due May 18, 2005, accrues interest at the rate of 12% per annum, and is convertible into shares of our common stock at a conversion price of $1.10 per share. The note was issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

2. Between November 19, 2004 and February 18, 2005, we sold 418,852 units at a purchase price of $2.10 per unit for aggregate gross proceeds of $879,590. Each unit consisted of two (2) shares of common stock and one (1) warrant. The warrants are immediately exercisable into shares of our common stock at an exercise price of $2.00 per share and terminate three years from the date of grant. The offering was made to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. We paid sales commissions of $87,959 to Duncan Securities, Inc., a broker-dealer registered under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned "Risk Factors" in
Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Overview

      We are an independent energy company engaged in the acquisition, development and production of oil and natural gas reserves. We entered the oil and gas business in March 2004 upon the completion of a change in our management. Following the change in management, we changed our name from "The Coffee Exchange, Inc." to "Touchstone Resources USA, Inc." and effected a 25-for-1 reverse stock split of our shares of common stock.

      We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, are the most important indicators of performance success for an independent oil and gas company. We seek to build oil and gas reserves, production and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. Our business model has been specifically designed to exploit the unique opportunities currently available to small companies in the oil and gas industry. Major integrated oil companies and other large independent oil and gas exploration and production companies are divesting themselves of small, less capital-intensive properties to focus on larger, more capital-intensive projects that better match their long-term strategic goals. We believe that these asset divestitures as well as the resource constraints of major integrated oil companies and other large upstream companies may allow us to acquire attractive prospects at favorable prices with a significant portion of the up-front development expenses, such as infrastructure and seismic, already invested.

      We currently own interests in 15 oil and gas projects in Texas, Louisiana, Mississippi and New Zealand. Of these projects, several wells in our Vicksburg Project located in Starr and Hidalgo counties in South Texas are currently in production, one well in our Louisiana Shelf Project located offshore in Southern Louisiana has been drilled and is now shut in awaiting hook-up to production facilities, one well in our Maverick Basin Project located in Maverick County in South Texas is in production and one is shut in, one well in our Vela Project located in Zapata County, Texas is in production, and one well in our Wharton Project located in Wharton County, Texas has been drilled and is now shut in. Our remaining projects are in various stages of exploration, development or testing. We abandoned our West Pleito project in Kern County, California in late 2004.

      We expect to continue to acquire additional projects and may sell all or part of our interest in existing projects to further diversify our holdings, spread risk and reduce our obligations to make additional capital contributions. As our business continues to grow, we expect to retain additional executive management with substantial experience in the oil and gas exploration and development business. We intend to place primary emphasis on issuances of public and private debt and equity to finance the growth of our business.

      Our ability to generate future revenues, operating cash flow and earnings is dependent on the successful development of our inventory of capital projects, the volume and timing of our production, our ability to identify, acquire and successfully exploit properties containing oil and gas reserves in commercial quantities, and the commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our financial condition and results of operations. Our ability to generate future revenues, operating cash flow and earnings will also be influenced by exploration and development expenses we incur. Our exploration efforts are balanced between discovering new reserves associated with acquisitions and discovering reserves on acreage already under lease. The investment associated with drilling a well and future development of a project depends principally upon the complexity of the geological formations involved, the depth of the well or wells, whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the water depth of the well or project. If we underestimate the amount of exploration and development costs necessary to exploit the oil or gas reserves of our prospects, we may incur substantially more exploration and development costs than planned, which may have a material adverse effect on our financial condition and results of operations.

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

Revenue Recognition

      Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When we have an interest in a property with other producers, we use the sales method of accounting for our oil and gas revenues. Under this method of accounting, revenue is recorded based upon our physical delivery of oil and gas to our customers, which can be different from our net working interest in field production. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced party to recoup its entitled share through production. As of December 31, 2004, deliveries of oil and gas in excess of or less than our working interest were not significant.

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

Property Retirement Obligations

      We are required to make estimates of the future costs of the retirement obligations of our producing oil and gas properties. This requirement necessitates that we make estimates of property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

Comparison of Fiscal Year Ended December 31, 2004 and 2003

      We were organized in March 2001 for the purpose of developing Internet cafes in Orange County, California, and surrounding areas. We were unable to successfully implement this business plan and thus did not generate any revenues or incur any significant operating expenses from those activities. We entered the oil and gas business in March 2004 upon the completion of a change in our management and have since engaged in significant oil and gas activities. As a result of the foregoing, we believe that our consolidated revenues and operating expenses for the year ended December 31, 2004 are not comparable to our consolidated revenues and operating expenses for the year ended December 31, 2003 and, therefore, any differences between our consolidated revenues and operating expenses for such years should not be relied upon as an indication of our future results of operations or performance.

Revenues

      Revenues consist of fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator. We generated $200,809 of revenue during the fiscal year ended December 31, 2004. We did not generate any revenue during the fiscal year ended December 31, 2003 as we did not engage in any revenue-producing activities during that year. We expect revenues to increase in the future as we continue to serve as the operator for existing and new wells. We also expect to generate revenues from the sale of oil and gas that we may produce from our prospects.

Exploration Expenses

      Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, and other exploration expenses. Exploration expenses were $1,501,398 during the fiscal year ended December 31, 2004. We did not incur any exploration expenses during the fiscal year ended December 31, 2003 as we did not operate in the oil and gas exploration and development business during this period. Exploration expenses resulted primarily from geological and geophysical expenditures supportive of the exploration activities we conducted on our Texas and Louisiana prospects. We expect exploration expenses to continue to increase during 2005 as we continue to conduct exploration activities on our current prospects and as we engage in exploration activities on various prospects that we may acquire in the future.

Impairment of Oil and Gas Properties and Equity Investments

      We review our long-lived assets, including our oil and gas properties and equity investments, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We incurred $315,322 in non-cash charges associated with the impairment of the carrying value of certain of our oil and gas properties and equity investments during the fiscal year ended December 31, 2004. We did not have any impaired property expenses during the fiscal year ended December 31, 2003 as we did not operate in the oil and gas exploration and development business during this period. The $315,322 in non-cash charges consisted of $175,820 for impairment of our oil and gas properties related primarily to an impairment of the carrying value of unproved properties acquisition and drilling costs incurred in PHT West Pleito Gas, LLC, and $139,502 for impairment of our equity investments related primarily to an impairment of the carrying value of our equity investment in the Stent Project. We may incur additional charges associated with the impairment of our oil and gas properties in the event we abandon or withdrawal from additional oil and gas projects in the future.

Impairment of Goodwill

      On March 23, 2004, we acquired Touchstone Resources USA, Inc., a Texas corporation ("Touchstone Texas"), from Touchstone Resources, Ltd., a British Columbia corporation ("Touchstone Canada"). In connection with the acquisition, the original payables of Touchstone Texas were to be assumed by Touchstone Canada. Touchstone Texas was unable to obtain releases from certain of its creditors relating to a portion of the payables assumed by Touchstone Canada. According to Emerging Issues Task Force 02-10, "Determining Whether a Debtor is Legally Released as Primarily Obligor When the Debtor Becomes Secondarily Liable under the Original Obligation", unless and until a novation agreement (an agreement that is binding on a creditor and modifies the original debt so that the creditor accepts assets or new obligations in satisfaction of the original liability and discharges the original debt agreement with the debtor) exists between the original debtor and the creditor or all requirements for legal defeasance have been met, the creditor has the legal right to pursue the original debtor under the original obligation before it pursues a new debtor. Since Touchstone Texas had not received the releases from certain of its creditors for net liabilities amounting to approximately $752,000 it was still liable for those net liabilities and required to reflect them on its balance sheet. The Company, therefore, recorded an additional amount of net liabilities of $752,000 and increased the goodwill by the same amount. Subsequent to the acquisition, we recorded a post-closing acquisition adjustment to the balance of accounts payable of Touchstone Texas that were assumed by Touchstone Canada in connection with the acquisition. The full amount of this goodwill was impaired at December 31, 2004 after using a present value technique to measure fair value.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses increased $2,277,905 to $2,313,742 for our fiscal year ended December 31, 2004 from $35,837 for our fiscal year ended December 31, 2003. The increase of $2,277,905 resulted primarily from our commencement of operations in the oil and gas exploration and development business, and consisted primarily of $929,792 of professional fees incurred in connection with our acquisitions of interests in oil and gas prospects, financing transactions and compliance with our reporting obligations under federal securities laws, $279,612 of consulting and engineering fees incurred in connection with our oil and gas operations, $333,100 of payroll taxes and expenses, and $190,294 of travel expenses. We expect general and administrative expenses to increase in future periods as a result of increased compensation expense for executive management personnel that we intend to hire, increased consulting and engineering fees related to our oil and gas operations, and continued expenditures for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

Loss (Profit) From Limited Partnerships and Limited Liability Companies

      Loss (profit) from limited partnerships and limited liability companies includes the income or losses that we recognize from the financial performance of the oil and gas limited partnerships and limited liability companies in which we own an equity interest of greater than 5% but less than 50% of the applicable entity. Loss (profit) from limited partnerships and limited liability companies was $3,506,244 for our fiscal year ended December 31, 2004. We did not have any loss (profit) from limited partnerships and limited liability companies for our fiscal year ended December 31, 2003 as we did not own any investments in such entities during that year. The loss (profit) from limited partnerships and limited liability companies consisted primarily of the $935,335 loss that we recognized from the Wharton Project, the $876,573 loss that we recognized from the Louisiana Shelf Project, the $750,081 loss that we recognized from the Vela Project, and the $537,903 loss that we recognized from the Stent Project. Since several of our equity interests in oil and gas entities is currently greater than 5% but less than 50% of the applicable entity's equity interests, and since we intend to make similar equity investments in additional limited partnerships and limited liability companies in the future, we expect loss (profit) from limited partnerships and limited liability companies to continue to constitute a material component of our overall financial performance for the foreseeable future.

Interest Expense

      Interest expense consists of certain noncash charges and interest accrued on our various debt obligations. Interest expense increased $7,955,704 to $7,961,951 for our fiscal year ended December 31, 2004 from $6,247 for our fiscal year ended December 31, 2003. The increase of $7,955,704 resulted primarily from noncash charges of $6,899,049 associated with the beneficial conversion feature of the convertible notes and the ascribed value of the warrants issued in our July 2004 private offering of units, noncash charges of $212,393 associated with the beneficial conversion feature of the Westwood Note, noncash charges of $135,602 associated with the beneficial conversion feature of the DDH Note and the ascribed value of the warrants issued with the Note, $358,250 of finance costs related to our July 2004 private offering of convertible notes and warrants, and $269,956 of interest expense under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business. Specifically, we incurred interest expense of $193,529 under the Trident Note, $59,726 under the Westwood Note, and $14,137 under the DDH Note. A description of each of these promissory notes is set forth below under "Item 6. Management's Discussion and Analysis - Liquidity and Capital Resources" of this report. We may incur similar noncash charges in the future and expect interest expense under our various debt obligations to remain constant for the foreseeable future.

Minority Interest and Pre-Acquisition (Profits) Losses

      Minority interest and pre-acquisition (profits) losses consist of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to prior ownership of our current minority interests. Minority interest and pre-acquisition losses were $467,107 for our fiscal year ended December 31, 2004. We did not have any minority interest and pre-acquisition (profits) losses for our fiscal year ended December 31, 2003 as we did not acquire any entities during that period. Pre-acquisition losses consisted primarily of the $99,174 loss that we incurred prior to the acquisition of Touchstone Texas, and the $54,321 loss that we incurred prior to the acquisition of Knox Miss Partners, L.P. Losses allocated to our minority interest in Knox Miss Partners, L.P. were $151,112, and losses allocated to our minority interest in PHT West Pleito, LLC were $162,500. Since our consolidated subsidiaries currently own the majority of our interests in oil and gas projects, and since we intend to acquire interests in additional entities that may be considered consolidated entities in the future, we expect minority interest and pre-acquisition (profits) losses to continue to constitute a material component of our overall financial performance for the foreseeable future.

Liquidity and Capital Resources

      Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. As of December 31, 2004, we had a cash balance of $1,733,935.

      Net cash used in operating activities was $1,942,052 for our fiscal year ended December 31, 2004 compared to $17,823 for the fiscal year ended December 31, 2004. The $1,924,229 increase in cash used in operating activities was primarily due to an increase in accounts receivable of $6,480,337, and an increase in net loss (excluding the $7,315,999 noncash charges associated with our July 2004 private offering of units comprised of convertible notes and warrants, the Westwood Note and the DDH Note, and $2,282,010 for impairment of capitalized losses and goodwill) of $6,655,209, partially offset by an increase in accounts payable of $8,035,845, and an increase in loss from our various equity investments in limited partnerships and limited liability companies of $3,506,244.

      Net cash used in investing activities was $10,625,874 for the fiscal year ended December 31, 2004. We did not have any cash flows from investing activities for fiscal year ended December 31, 2003. The $10,625,874 increase in cash used by investing activities was due primarily to an increase in investments in our various limited partnership interests and limited liability companies of $8,086,875, and purchases of oil and gas interests and drilling costs of $2,328,453.

      Net cash provided by financing activities was $13,070,530 for our fiscal year ended December 31, 2004 compared to $100,000 for our fiscal year ended December 31, 2003. The $12,970,530 increase in net cash provided by financing activities was due primarily to an increase in the amount of proceeds received from the issuance of convertible notes of $10,890,000 (of which $6,890,000 has been converted into shares of our common stock), an increase in net proceeds from the issuance of common stock of $3,194,430, an increase in net minority contributions of $3,325,500 consisting primarily of capital contributions from members of Knox Gas, LLC, and an increase in net proceeds from the issuance of promissory notes of $1,086,100, partially offset by repayments on promissory notes in the amount of $5,345,000 and loan costs of $104,000.

      At December 31, 2004, we had a working capital deficit of $1,312,131, compared to a working capital deficit of $38,928 at December 31, 2003. The $1,273,203 decrease in working capital was due primarily to an increase in accounts payable and accrued expenses of $9,047,883, notes payable of $834,764, limited partnership subscriptions payable of $200,000, and convertible debentures payable of $1,080,287, partially offset by an increase in cash and cash equivalents of $1,642,357, accounts receivable of $6,299,889, and prepaid expenses and advances to operators of $1,592,338.

      On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Trident Note") and warrants to Trident Growth Fund, LP ("Trident"). The Trident Note was originally due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti-dilution and reset provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Trident Note contains various financial covenants with which we are required to comply and various negative covenants that prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. Trident subsequently extended the maturity date of the Trident Note to March 24, 2006, waived compliance with certain negative covenants to permit us to issue up to $12 million in promissory notes and waived compliance with all financial covenants contained in the Trident Note until March 24, 2006. The current outstanding balance of the Trident Note is $2,050,000.

      In connection with the issuance of the Trident Note and the extension of the maturity date of the Trident Note, we issued to Trident warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.20 per share, respectively. The warrants are immediately exercisable and terminate 10 years from the date of grant.

      On May 27, 2004, we obtained gross proceeds of $1,000,000 through the issuance of a $1,000,000 principal amount convertible promissory note (the "Westwood Note") to Westwood AR, Inc., a Nevada corporation ("Westwood"). The Westwood Note is due August 31, 2005 and accrues interest at 10% per annum payable at maturity. The principal amount of the Westwood Note and any accrued interest thereon is convertible, in whole or in part, at the option of Westwood into: (i) shares of our common stock at an initial conversion price of $1.00 per share, (ii) five (5) membership interests in Knox Gas, LLC, a Delaware limited liability company ("Knox Gas"); or (iii) any of certain specified combinations of the foregoing. Under the terms of the Westwood Note, we are subject to a prepayment option such that, in the event we complete any equity offerings after January 1, 2005, Westwood has the right to require that we distribute to Westwood up to thirty percent (30%) of the amount of the net proceeds received by us in any or all of such offerings towards repayment of the Westwood Note. As of the date of this report, Westwood has not exercised this right.

      In July 2004, we completed a private offering of convertible notes and warrants that we had commenced in April 2004 through which we received aggregate gross proceeds of approximately $6,890,000. The notes contained a mandatory conversion feature that provided that all of the notes would convert automatically into shares of our common stock at a conversion price of $1.00 per share on the earlier of: (i) the effective date of an amendment to our certificate of incorporation to increase the number of shares we are authorized to issue sufficient to enable all of the notes to be converted into shares of our common stock, or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of our common stock such that a sufficient number of shares is authorized so that each note can be converted into shares of our common stock. The warrants contain a similar provision that provides that on the earlier of the date on which such an amendment or reverse stock split occurred, the warrants would become exercisable if such amendment or reverse stock split enabled all of the notes and warrants to be converted and exercised, respectively, into shares of our common stock. The warrants have an exercise price of $2.00 per share and terminate three years from the date of grant.

      On June 4, 2004, an amendment to our certificate of incorporation became effective that increased the number of shares of common stock we are authorized to issue from 50 million to 150 million. As a result, all of the notes were automatically converted into shares of our common stock and all of the warrants became exercisable into shares of our common stock.

      On July 19, 2004, we obtained gross proceeds of $3,000,000 from AltaFin, B.V., a Netherlands Antilles company, in consideration for which we issued units comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one share of common stock at an exercise price of $2.00 per share and terminates three years from the date of grant.

      On November 18, 2004, we obtained gross proceeds of $1,000,000 through the issuance of a convertible promissory note (the "DDH Note") to DDH Resources II, Ltd ("DDH Resources"). The DDH Note is due May 18, 2005, accrues interest at the rate of 12% per annum, and is convertible into shares of our common stock at a conversion price of $1.10 per share.

      On February 21, 2005, we completed a private offering of common stock and warrants through which we received aggregate gross proceeds of $879,590. The shares of common stock and warrants were issued in units at a purchase price of $2.10 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants are immediately exercisable at an exercise price of $2.00 per share and terminate three years from the date of grant.

      We are currently engaged in two concurrent $11 million offerings of units comprised of shares of our Series A Convertible Preferred Stock and warrants. Each unit is comprised of one share of our Series A Convertible Preferred Stock and one warrant and is being sold for a purchase price of $11.00 per unit. As of April 1, 2005, we had sold 451,827 units for aggregate gross proceeds of $4,970,097.

      Each share of our Series A Convertible Preferred Stock is initially convertible into ten shares of our common stock at an initial conversion price of $1.10 per share. Holders of our Series A Convertible Preferred Stock are entitled to receive dividends at the rate of eight percent (8%) per annum, provided, however, that at the option of the holder, such dividends shall be payable in kind at the rate of 12% per annum by issuance of shares of our common stock having a fair market value equal to the amount of the dividend. Our Series A Convertible Preferred Stock is convertible at any time at the discretion of the holder, and is subject to mandatory conversion in the event that: (i) there is an effective registration statement covering the public sale of the shares of our common stock underlying the Series A Convertible Preferred Stock; and (ii) the volume weighted average closing price per share of our common stock for 20 consecutive trading days is equal to or greater than 150% of the conversion price. If, prior to June 30, 2005, we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock in certain capital-raising transactions for consideration that is less than the conversion price of the Series A Convertible Preferred Stock, the conversion price of our shares of Series A Convertible Preferred Stock will automatically be adjusted to a price equal to the aggregate consideration per share received by us for the issuance of such securities.

      Each warrant is exercisable at an initial exercise price of $1.50 per share and terminates three years after the date of issuance. If, prior to June 30, 2005, we issue additional warrants or options in certain capital-raising transactions that have an exercise price that is less than the exercise price of the warrants, the exercise price of the warrants will automatically be adjusted to a price equal to the exercise price per share of such other warrants or options. The warrants are subject to a call provision that provides that if the volume weighted average closing price per share of our common stock for 20 consecutive trading days following the effectiveness of the registration of the shares underlying the warrants is equal to or greater than 150% of the then applicable exercise price, we may call the warrants for surrender 15 business days after we provide written notice to the holders. If the warrants are not exercised during the 15 business day period, they will terminate.

      The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

      We will need significant funds to meet capital calls, drilling and production costs in our various oil and gas projects to explore, produce, develop, and eventually sell the underlying oil and gas reserves. Specifically, we expect to incur capital calls and production costs of approximately $8.5 million with respect to our various limited partnership and limited liability company interests during the next 12 months as follows (each amount an approximation):

      o     $700,000 for exploration costs in the Awakino South Project;

      o     $1,600,000 for exploration and operating costs in the Knox Miss
            Project;

      o $1,100,000 for exploration and operating costs in the Louisiana Shell Project;

      o     $800,000 for exploration and operating costs in the Good Friday
            Project;

      o     $600,000 for exploration and operating costs in the La Paloma
            Project;

      o $600,000 for exploration and operating costs in the Martinez Ranch Project;

      o $500,000 for exploration and operating costs in the Maverick Basin Project;

      o     $300,000 for exploration and operating costs in the Vicksburg
            Project;

      o     $1,300,000 for exploration and operating costs in the Vela Project;
            and

      o     $1,000,000 for exploration and operating costs in the Wharton
            Project.

We do not expect to incur any capital calls or production costs with respect to our limited partnership interest and limited liability company interest in the Stent Project and the Pierce Ranch Project, respectively, during the next 12 months.

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

      We will also need significant funds to meet our obligations under our outstanding term indebtedness during the next 12 months. Specifically, we will need to repay approximately $4.1 million of term indebtedness during the next 12 months if the underlying notes are not converted into shares of our common stock as follows:

      o $1,000,000 outstanding under a convertible promissory note to DDH Resources due May 18, 2005;

      o $1,000,000 outstanding under a convertible promissory note to Westwood due August 31, 2005; and

      o $2,050,000 outstanding under a secured convertible promissory note to Trident due March 24, 2006.

      In addition, Touchstone LSP, Inc., our wholly-owned subsidiary, issued a $2,000,000 promissory note (the "Endeavour Note") to Endeavour International Corporation as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The Endeavour Note accrues interest at the rate of three percent (3%) per annum. The repayment of principal and payment of accrued interest under the Endeavour Note is contingent upon the completion of the first producing oil or gas well in the project and, thereafter, is based on the production level of all oil and gas wells in the project. In addition, the Endeavour Note contains accelerated payment provisions in the event certain production levels for any of the oil and gas wells are met or exceeded. We expect payments to commence during our third fiscal quarter of 2005.

      We will need a total of approximately $14.1 million to execute our business plan, satisfy capital calls, and pay drilling and production costs on our various interests in oil and gas prospects during the next 12 months. Of this amount, we will need approximately $8.5 million for capital calls and production costs with respect to our various limited partnership and limited liability company interests, approximately $4.1 million to repay our outstanding term indebtedness, and approximately $1.5 million for general corporate expenses. In the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the forgoing amounts during the next 12 months. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments and operate at current levels for the next 12 months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.

Off-Balance Sheet Arrangements

      As of December 31, 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") to address the consolidation by business enterprises of variable interest entities. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable interest entities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise is required to consider the rights and obligations conveyed by its variable interests in making this determination. FIN 46 applies to all variable interest entities created after January 31, 2004. In December 2003, FASB issued a revision to FIN 46 that, among other things, deferred the effective date for certain variable interest entities created prior January 31, 2004. Our adoption of FIN 46, as revised, did not have a material impact on our financial statements.

      In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and is being applied prospectively. Since we do not currently hedge our production, the adoption of SFAS No. 149 did not have a material impact on our financial statements.

      In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") to classify certain financial instruments as liabilities in statements of financial position. Specifically, SFAS No. 150 applies to mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable, such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 did not have a material impact on our financial instruments.

      For a more complete discussion of our accounting policies and procedures, see our Notes to Financial Statements beginning on page F-1.

ITEM 7. FINANCIAL STATEMENTS

      Our consolidated financial statements as of December 31, 2004 and December 31, 2003 and for each of the years then ended and the footnotes related thereto, are included at page F-1 of this report located after the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      The description set forth below is included herewith for the purpose of providing the disclosure required under Item 1.01 - Entry into a Material Definitive Agreement of Form 8-K in connection with our entry into an amendment and waiver to the Trident Note with Trident on March 23, 2005.

      On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Trident Note") and warrants to Trident Growth Fund, LP ("Trident"). The Trident Note was originally due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti-dilution and reset provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Trident Note contains various financial covenants with which we are required to comply and various negative covenants that prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of

$100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. The warrants were immediately exercisable into 250,000 shares of our common stock at an initial exercise price of $1.00 per share and terminate 10 years from the date of grant. Trident subsequently waived compliance with certain negative covenants to permit us to issue up to $12 million in promissory notes and waived compliance with certain financial covenants contained in the Trident Note until the maturity date of the Trident Note.

      On March 23, 2005, we entered into an amendment and waiver to the Trident Note with Trident pursuant to which Trident extended the maturity date of the Trident Note to March 24, 2006 and extended its waiver of our compliance with certain financial covenants contained in the Trident Note until March 24, 2006. In connection therewith, we issued warrants to Trident to purchase 100,000 shares of our common stock at an exercise price of $1.20 per share, respectively. The warrants were immediately exercisable and terminate 10 years from the date of grant.

      Except as disclosed in this Item 8B - Other Information, there was no material relationship between us or our affiliates, on the one hand, and Trident, on the other hand, at the time we entered into the amendment and waiver to the Trident Note.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information about each of our directors and executive officers.

Name                        Age         Positions Held
----                        ---         --------------
Stephen P. Harrington       48          Chief Executive Officer, Treasurer,
                                        Secretary and Director
Wesley A. Franklin          58          Executive Vice President and Director

      The following is a brief summary of the business experience of each of our directors and executive officers:

      Stephen P. Harrington has served as our Chairman, Chief Executive Officer, Treasurer and Secretary since March 15, 2004. From February 2002 to February 2004, Mr. Harrington served as the Chairman and Chief Executive Officer of Endeavour International Corporation (f/k/a Continental Southern Resources, Inc.), a publicly-traded oil and gas exploration company that merged with NSNV Inc., a Texas corporation, in February 2004. Mr. Harrington has served as the President of SPH Investments, Inc. and SPH Equities, Inc., each a private investment company, since 1992. Mr. Harrington has served as an officer and director of several publicly-held corporations, including BPK Resources, Inc., an oil and gas exploration company, and Astralis Ltd. (f/k/a Hercules Development Group). Mr. Harrington graduated with a B.A. from Yale University in 1980.

      Wesley A. Franklin has served as our Executive Vice President and a member of our Board of Directors since July 7, 2004. He has also served as the Executive Vice President of Touchtone Resources USA, Inc., a Houston, Texas based oil and gas exploration and development company that we acquired in March 2004, since January 2001. Mr. Franklin has over 30 years of oil and gas exploration and production experience and has worked in almost all areas of exploration and production. Mr. Franklin has served as the President of Quantum Oil & Gas LLC, a Texas-based oil and gas exploration company, since co-founding the company in December 1998, and co-founded Mantle Resources, LLC, a Texas-based oil and gas consulting company, in December 2002. Mr. Franklin served as a director of BPK Resources, Inc., a publicly-traded oil and gas company, from January 2003 until July 2004. Between 1982 and 1997, Mr. Franklin held senior management positions at Tenneco Oil Company and Fina Oil and Chemical Company ("Fina Oil and Chemical"). At Fina Oil and Chemical, he was involved in the discovery of 200 million barrels of oil and 200 billion cubic feet of natural gas and directed exploration for Fina Oil and Chemical in the United States, including Alaska, and parts of Alberta, Canada.

Board of Directors

      Our Board of Directors consists of Stephen P. Harrington and Wesley A. Franklin, each of whom will serve until the next annual meeting of shareholders or until his or her successor is duly elected and qualified. Directors hold office until the next annual meeting of shareholders and the election and qualification of their successor. Officers are elected by our Board of Directors and serve at the discretion of the Board. We do not currently have any committees of our Board of Directors.

Directors Compensation

      Members of our Board of Directors receive no compensation for serving on our Board, except that each director is entitled to be reimbursed for the reasonable costs and expenses incurred in attending Board meetings.

Director Nominations

      We currently have only three employees and have only been operating in the oil and gas business since March 2004. As a result, our Board of Directors is currently comprised of only two individuals, Stephen P. Harrington and Wesley A. Franklin. Each of Messrs. Harrington and Franklin are integrally involved with our business and operations and are able to contribute valuable insights into the identification of suitable candidates for nomination to the Board. As a result, we believe that it is in our best interest that our entire Board oversee the composition and operations of our Board of Directors and therefore, we have not created a standing nominating committee of the Board.

Shareholder Communications

      In light of our limited operating history and the limited number of record shareholders that we have, we have not implemented any formal procedures for shareholder communication with our Board of Directors. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our Secretary at Touchstone Resources USA, Inc., 111 Presidential Boulevard, Suite 165, Bala Cynwyd, PA 19004. In general, all shareholder communications delivered to the Secretary for forwarding to the Board or specified Board members will be forwarded in accordance with the shareholder's instructions. However, the Secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

      Our Board of Directors has not created a standing audit committee of the Board. Instead, our full Board of Directors acts as our audit committee.

      We currently have only three employees, two of which serve on our Board of Directors and are actively involved in our operations. In light of the foregoing, and upon evaluating the Company's internal controls, our Board of Directors determined that our internal controls are adequate to provide reasonable assurance that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors is an "audit committee financial expert."

Section 16 Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except that: (i) Stephen P. Harrington failed to timely file a Form 3 upon being appointed as our Chief Executive Officer, Treasurer and Secretary and a member of our Board of Directors on March 15, 2004, (ii) Mr. Harrington failed to timely file a Form 4 upon his surrender of 7,380,000 shares of our common stock to us for cancellation on March 23, 2004, (iii) Wesley A. Franklin failed to timely file a Form 3 upon being appointed as our Executive Vice President and a member of our Board of Directors on July 7, 2004, and (iv) Mr. Harrington failed to timely a Form 4 in connection with his disposition of 595,000 shares of our common stock on November 19, 2004.

Code of Business Conduct and Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Business Conduct and Ethics to an appropriate person or persons identified in the code; and (v) accountability for adherence to our Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2004, 2003 and 2002.

                           Summary Compensation Table


Name and                     Fiscal                              All Other
Principal Position           Year     Salary ($)   Bonus ($)  Compensation ($)
------------------           ----     ----------   ---------  ----------------

Stephen P. Harrington (1)     2004      90,000        -0-             -0-
Chief Executive Officer,
Treasurer and Secretary

Wesley A. Franklin (2)        2004      15,000        -0-         73,627 (3)
Executive Vice President

(1) Mr. Harrington was appointed our Chief Executive Officer, Treasurer and Secretary on March 15, 2004. Prior to that, George Sines served as our President and Treasurer. Mr. Sines was not paid any compensation for such services.

(2)   Mr. Franklin was appointed our Executive Vice President on July 7, 2004.

(3) This amount represents fees paid to Mr. Franklin by Touchstone Resources USA, Inc., a Texas corporation and our wholly-owned subsidiary ("Touchstone Texas"), for consulting and technical services rendered during the period commencing on March 23, 2004, the date we completed our acquisition of Touchstone Texas, and ending on December 31, 2004.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

      We did not grant any stock options or stock appreciation rights to any of our named executive officers during the fiscal year ended December 31, 2004.

                       Aggregated Option/SAR Exercises in
             Last Fiscal Year and Fiscal Year-End Option/SAR Values

      No stock options or stock appreciation rights were exercised by any of our named executive officers during the fiscal year ended December 31, 2004, and no stock options or stock appreciation rights were issued and outstanding at the end of such fiscal year.

            Long-Term Incentive Plans and Awards in Last Fiscal Year

      We did not make any awards under long-term incentive plans to any of our named executive officers during the fiscal year ended December 31, 2004.

                      Equity Compensation Plan Information

      We have not implemented any equity compensation plans since our inception on March 5, 2001, and thus, have not issued any securities or authorized any securities for issuance to participants in any such plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of April 11, 2005, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than five percent (5%) of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

      The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of April 11, 2005 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below.

                                               Amount and
                                           Nature of Beneficial    Percentage
Name and Address of Beneficial Owner           Ownership (1)       of Class (1)
------------------------------------           ---------           --------
Stephen P. Harrington                          8,375,000             13.8%
111 Presidential Boulevard, Suite 165
Bala Cynwyd, PA 19004

Wesley A. Franklin                               300,000                *
1600 Smith Street, Suite 5100
Houston, Texas 77002

Touchstone Resources, Ltd.                     3,376,427              5.6%
5858 Westheimer, Suite 708
Houston, Texas 77057

AltaFin BV                                     5,501,558(2)           8.8%
Pareraweg 45
P.O. Box 4914 Curaco Netherlands Antilles

All officers and directors as a group          8,675,000             14.3%
(2) persons

*     less than one percent (1%).

(1) These percentages have been calculated based on 60,756,757 shares of Common Stock outstanding on April 11, 2005.

(2)   Includes 1,500,000 issuable upon the exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 23, 2004, Stephen P. Harrington, our Chairman, Chief Executive Officer and Treasurer and one of our Directors, surrendered 7,380,000 shares of our common stock to enable us to purchase Touchstone Resources USA, Inc., a Texas corporation ("Touchstone Texas"), and a membership interest in LS Gas, LLC, a Delaware limited liability company ("LS Gas"), from Touchstone Resources, Ltd., a British Columbia corporation ("Touchstone Canada"), all on that same date. Immediately prior to Mr. Harrington's surrender of the shares, all 50 million of our authorized shares of common stock were issued and outstanding. Upon Mr. Harrington's surrender of the shares, we: (i) purchased 100% of the issued and outstanding shares of capital stock of Touchstone Texas in consideration for which we issued 7,000,000 shares of our common stock to Touchstone Canada, (ii) purchased a 10% membership interest in LS Gas in consideration for which we issued 100,000 shares of our common stock to Touchstone Canada, and (iii) issued 280,000 shares of our common stock in consideration for consulting and advisory services rendered to us in connection with the above transactions and our acquisition of other interests in certain oil and gas projects on that date.

      On June 6, 2004, SPH Investments, Inc., a company controlled by Stephen P. Harrington, our Chairman, Chief Executive Officer and Treasurer and one of our Directors, made a loan to us in the amount of $150,000 in consideration for which we issued SPH Investments, Inc. a demand promissory note in the principal amount of $150,000. The note accrues interest at the rate of three percent per annum. The current outstanding balance due under the note is $75,000.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this Report.

Exhibit No.                        Exhibit
-----------                        -------

2.1 Stock Purchase Agreement, dated March 15, 2004, by and between Touchstone Resources, Ltd. and the Company, (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 15, 2004)

2.2 Agreement and Plan of Merger, dated March 18, 2004, by and between the Company and Touchstone Resources USA, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

3.1         Certificate of Incorporation (incorporated by reference to Exhibit
            3.1 to the Registrant's Registration Statement on Form SB-2 filed on December 7, 2001)

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 filed on December 7, 2001)

3.3         Certificate of Amendment to Certificate of Incorporation

10.1 Stock Redemption Agreement, dated February 28, 2004, by and between Scott Yancey and the Company (incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed March 30,
            2004)

10.2 Stock Redemption Agreement, dated February 28, 2004, by and between George Sines, and the Company (incorporated by reference to Exhibit
            10.2 to the Company's Current Report on Form 8-K filed March 30,
            2004)

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

10.5 Interest Purchase Agreement, dated March 23, 2004, by and among the Company, Touchstone Louisiana, Inc. and Touchstone Resources, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 15, 2004)

10.6 Interest Purchase Agreement, dated March 23, 2004, by and among Touchstone Vicksburg, Inc., Touchstone Awakino, Inc. and Montex Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 15, 2004)

10.7 Loan Agreement, dated March 23, 2004, by and between the Company and Trident Growth Fund, L.P. ("Trident") (incorporated by reference to
            Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

10.8 12% Secured Convertible Promissory Note, dated March 23, 2004, in the principal amount of $2,100,000 issued to Trident (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

10.9 Security Agreement, dated March 23, 2004, by and between the Company and Trident (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

10.10 Warrant to purchase 250,000 shares of common stock dated March 23, 2004 issued to Trident (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

10.11 Form of Convertible Note relating to the Company's July 2004 offering of convertible notes and warrants (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB filed May 24, 2004)

10.12 Securities Purchase Agreement, dated March 24, 2004, by and among the Company, FEQ Gas, LLC, Knox Gas, LLC and Knox Miss., LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 24, 2004)

10.13 Secured Promissory Note, dated February 26, 2004, made by Knox Gas, LLC in favor of Endeavour International Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 24, 2004)

10.14 Interest Pledge Agreement, dated February 26, 2004, by and between Knox Gas, LLC and Endeavour International Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 24, 2004)

10.15 Subscription Agreement, dated March 26, 2004, by and between the Company and PHT Stent Partners, L.P. (incorporated by reference to
            Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 24, 2004)

10.16 Subscription Agreement, dated April 4, 2004, by and between the Company and PHT Wharton Partners, L.P. (incorporated by reference to
            Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 24, 2004)

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

10.20 Operating Agreement of Maverick Basin Exploration, LLC, dated June 23, 2004, by and between the Company and PHT Gas, LLC (incorporated by reference to Exhibit to the Company's Quarterly Report on Form 10-QSB filed August 30, 2004)

10.21 Amendment to the Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004, by and among the Company, PHT Gas, LLC and South Oil, Inc. (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-QSB filed August 30, 2004)

10.22 Amendment and Waiver to 12% Secured Convertible Promissory Note, dated March 23, 2004, by and between the Company and Trident

14.1        Code of Business Conduct and Ethics (incorporated by reference to
            Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed May 7, 2004)

21.1        Subsidiaries of the Company

31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of Chief Executive Officer and Treasurer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(b) Reports on Form 8-K.

      We did not file any reports on Form 8-K during our fiscal quarter ended December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2004 and 2003, and fees billed for other services rendered by L J Soldinger during such years.

                                                    2004          2003
                                                  --------       -------

Audit Fees:                                       $775,000       $30,000

Audit-Related Fees:                                 90,400             0

Tax Fees:                                            2,200         1,000

All Other Fees:                                          0             0
                                                  --------       -------

Total:                                            $867,600       $31,000
                                                  ========       =======

      Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the our consolidated financial statements and are not reported under "Audit Fees" and relate to services performed in connection with our acquisitions during the year.

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

Audit Committee Pre-Approval Procedures

      Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2004, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOUCHSTONE RESOURCES USA, INC.



Date:  April 15, 2005                     /s/  Stephen P. Harrington
                                          --------------------------------------
                                          Stephen P. Harrington
                                          Chief Executive Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/  Stephen P. Harrington    Chief Executive Officer,            April 15, 2005
--------------------------    Treasurer and Director
Stephen P. Harrington         (Principal Executive
                              Officer and Principal
                              Financial and
                              Accounting Officer)

/s/  Wesley A. Franklin       Executive Vice President            April 15, 2005
--------------------------    and Director
Wesley A. Franklin

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)


                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                    ------------

Report of Independent Registered Public Accounting Firm                  F2


Consolidated Balance Sheets                                              F3


Consolidated Statements of Operations                                    F4


Consolidated Statements of Stockholders' Equity                          F5


Consolidated Statements of Cash Flows                                    F9


Notes to Consolidated Financial Statements                              F11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Touchstone Resources USA, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of Touchstone Resources USA, Inc. (a development stage entity) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the period March 5, 2001 (date of inception) through December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Resources USA, Inc. as of December 31, 2004 and 2003, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended and the period March 5, 2001 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since inception and as of December 31, 2004, had a working capital deficiency of $1,312,131. Also as described in Note 3 to the financial statements, the Company does not currently have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


L J SOLDINGER ASSOCIATES, LLC


Deer Park, Illinois
April 11, 2005

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                                        December 31,
                                                                               ----------------------------
                                                                                       2004            2003
                                                                               ------------    ------------
Current assets
   Cash and cash equivalents                                                   $    594,182    $     91,578
   Restricted cash                                                                   81,133              --
   Restricted cash - joint interest                                               1,058,620
   Accounts receivable - joint interest                                           2,945,421              --
   Accounts receivable - joint interest related party                             3,354,468
   Notes and interest receivable                                                     66,559              --
   Due from related party                                                           188,588              --
   Prepaid expenses and advances to operators                                     1,593,079             741
                                                                               ------------    ------------
Total current assets                                                              9,882,050          92,319

Undeveloped oil and gas interests, using successful efforts                       4,763,311              --
Investment in limited partnerships and liability companies                        6,117,046              --
Fixed assets, net                                                                    50,958              --
Deposits                                                                             30,149              --
                                                                               ------------    ------------
                                                                               $ 20,843,514    $     92,319
                                                                               ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                       $    854,798    $     31,247
   Accounts payable - joint interest                                              8,224,332
   Notes payable                                                                    618,223              --
   Notes payable - related party                                                    216,541              --
   Limited partnership subscriptions payable                                        200,000              --
   Convertible debenture, net                                                     1,080,287         100,000
                                                                               ------------    ------------
Total current liabilities                                                        11,194,181         131,247
                                                                               ------------    ------------
Note payable and convertible debentures, net - noncurrent                         3,869,000              --
                                                                               ------------    ------------
Total liabilities                                                                15,063,181         131,247
                                                                               ------------    ------------
Commitment and contingencies

Minority interest                                                                 3,078,820              --

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares
       issued and outstanding - 0 at December 31, 2004 and December 31, 2003             --              --
   Common stock; $.001 par value; authorized - 150,000,000 shares at 2004;
       shares issued and outstanding - 59,919,053 and 649,476 issuable at
       December 31, 2004 and 166,775 at December 31, 2003                            60,569         166,775
   Additional paid-in capital                                                    18,338,476              --
   Discount on common stock from stock split                                             --        (120,075)
   Deferred compensation                                                            (16,600)             --
   Deficit accumulated during the development stage                             (15,680,932)        (85,628)
                                                                               ------------    ------------

Total stockholders' equity (deficit)                                              2,701,513         (38,928)
                                                                               ------------    ------------
                                                                               $ 20,843,514    $     92,319
                                                                               ============    ============

      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Consolidated Statements of Operations




                                                                     For the Years                March 5, 2001
                                                                   Ended December 31,            (Inception) to
                                                            --------------------------------       December 31,
                                                                 2004               2003               2004
                                                            -------------      -------------      -------------
Operator revenues                                           $     200,809      $          --      $     200,809
                                                            -------------      -------------      -------------
Expenses:
   Exploration expenses                                         1,501,398                 --          1,501,398
   Impairment of oil and gas properties                           175,820                 --            175,820
   Impairment of goodwill                                         657,914                 --            657,914
   Bad debt expense                                                15,454                 --             15,454
   General and administrative                                   2,313,742             35,837          2,393,123
                                                            -------------      -------------      -------------
Total expenses                                                  4,664,328             35,837          4,743,709
                                                            -------------      -------------      -------------
Loss from operations                                           (4,463,519)           (35,837)        (4,542,900)
                                                            -------------      -------------      -------------
Other (income) expense
   Loss from limited partnerships and limited liability
    companies                                                   3,506,244                 --          3,506,244
   Impairment of equity investment                                139,502                 --            139,502
   Interest income                                                 (8,805)                --             (8,805)
   Interest expense                                             7,961,951              6,247          7,968,198
                                                            -------------      -------------      -------------
Total other expense                                            11,598,892              6,247         11,605,139
                                                            -------------      -------------      -------------
Loss before minority interest and pre-acquisition
  losses                                                      (16,062,411)           (42,084)       (16,148,039)
                                                            -------------      -------------      -------------
Minority interest and pre-acquisition
  losses                                                          467,107                 --            467,107
                                                            -------------      -------------      -------------
Net loss to common stockholders                             $ (15,595,304)     $     (42,084)     $ (15,680,932)
                                                            =============      =============      =============
Net loss per common share  - basic and diluted              $       (0.20)     $       (0.00)     $       (0.12)
                                                            =============      =============      =============
Weighted average number of common shares
  outstanding - basic and diluted                              79,396,172        166,775,000        134,450,626
                                                            =============      =============      =============


      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                                    Discount on
                                                                                                                      Common
                                                                               Common Stock           Additional       Stock
                                                                       ---------------------------     Paid-in      From Stock
                                                                         Shares          Amount        Capital         Split
                                                                       -----------     -----------     --------     -----------
Balance at March 5, 2001
  (Date of Inception)                                                           --     $               $     --     $        --

Issuance of founders' shares  for  services at $0.00004 per
  share in March 2001                                                   58,125,000          58,125           --         (55,800)

Issuance of common stock for services from a director at
  $0.00004 per share in May 2001                                        83,125,000          83,125           --         (79,800)

Issuance of stock for cash at $0.002 per share during June
  through December 2001,  net of costs                                  25,525,000          25,525           --          15,525

Net loss                                                                        --              --           --              --
                                                                       -----------     -----------     --------     -----------
Balance at December 31, 2001                                           166,775,000         166,775           --        (120,075)
                                                                       -----------     -----------     --------     -----------
Net loss                                                                        --              --           --              --
                                                                       -----------     -----------     --------     -----------
Balance at December 31, 2002                                           166,775,000         166,775           --        (120,075)
                                                                       -----------     -----------     --------     -----------
Net loss                                                                        --              --           --              --
                                                                       -----------     -----------     --------     -----------
Balance at December 31, 2003                                           166,775,000     $   166,775     $     --     $  (120,075)
                                                                       -----------     -----------     --------     -----------


      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                    Deficit
                                                                                   Accumulated         Total
                                                                                   During the      Stockholders'
                                                                  Deferred         Development         Equity
                                                                Compensation         Stage           (Deficit)
                                                                -----------------------------------------------
Balance at March 5, 2001
  (Date of Inception)                                           $         --     $         --      $         --

Issuance of founders' shares  for  services at $0.00004 per
  share in March 2001                                                     --               --             2,325

Issuance of common stock for services from a director at
  $0.00004 per share in May 2001                                          --               --             3,325

Issuance of stock for cash at $0.002 per share during June
  through December 2001, net of costs                                     --               --            41,050

Net loss                                                                  --          (18,518)          (18,518)
                                                                ------------     ------------      ------------
Balance at December 31, 2001                                              --          (18,518)           28,182
                                                                ------------     ------------      ------------
Net loss                                                                  --          (25,026)          (25,026)
                                                                ------------     ------------      ------------
Balance at December 31, 2002                                              --          (43,544)            3,156
                                                                ------------     ------------      ------------
Net loss                                                                  --          (42,084)          (42,084)
                                                                ------------     ------------      ------------
Balance at December 31, 2003                                    $         --     $    (85,628)     $    (38,928)
                                                                ------------     ------------      ------------


      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                                     Discount on
                                                                                                                       Common
                                                                           Common Stock              Additional         Stock
                                                                    ----------------------------      Paid-in        From Stock
                                                                       Shares          Amount         Capital           Split
                                                                    ------------    ------------    ------------    ------------
Balance at December 31, 2003                                         166,775,000    $    166,775    $         --    $   (120,075)

Shares purchased on March 15, 2004 and cancelled in July 2004       (116,775,000)       (116,775)        116,775              --
Reclassification of discount on common stock                                  --              --        (120,075)        120,075
Shares cancelled by officer in March 2004                             (7,380,000)         (7,380)             --              --
Legal fees related to acquisition                                             --              --         (13,618)             --
Capital contributed by officer of Company in March 2004                       --              --          15,000              --
Issuance of common stock for acquisition of LS Gas, LLC
  in March 2004                                                          100,000             100           1,000              --
Issuance of common stock for acquisition of Touchstone Texas
  in March 2004                                                        7,000,000           7,000          70,000              --
Issuance of common stock for advisory fee related to the
  acquisition of Touchstone Texas in March 2004                          280,000             280           2,800              --
Issuance of warrants to Trident in March 2004                                 --              --           1,175              --
Issuance of common stock upon conversion of debt in June and
  July 2004                                                            6,899,053           6,899       6,892,150              --
Issuance of warrants in private offering of convertible notes in
  June and July 2004                                                          --              --       3,211,400              --
Beneficial conversion feature of convertible note issued in June
  and July 2004                                                               --              --       3,678,600              --
Beneficial conversion feature of convertible note to Westwood AR
  in May 2004                                                                 --              --         540,000              --
Issuance of common stock for cash at $1.00 per share in July 2004      3,000,000           3,000       2,997,000              --
Issuance of common stock for services at $1.24 in July 2004               20,000              20          24,780              --
Offering costs on private offering                                       285,000             285        (150,285)             --
Issuance of common stock for cash in November 2004                        99,000              99         103,851              --
Issuance of common stock for cash in December 2004                       265,476             266         278,484              --
Offering costs on private offering                                            --              --         (38,270)             --
Beneficial conversion feature of convertible note issued in
 November 2004                                                                --              --         727,709              --
Deferred compensation                                                         --              --              --              --
Net loss                                                                      --              --              --              --
                                                                    ------------    ------------    ------------    ------------
Balance at December 31, 2004                                          60,568,529    $     60,569    $ 18,338,476    $         --
                                                                    ------------    ------------    ------------    ------------

      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                              Deficit
                                                                                            Accumulated
                                                                                             During the            Total
                                                                              Deferred       Development       Stockholders'
                                                                            Compensation        Stage              Equity
                                                                          --------------    --------------    --------------
Balance at December 31, 2003                                              $           --    $      (85,628)   $      (38,928)

Shares purchased on March 15, 2004 and cancelled in July 2004                         --                --                --
Reclassification of discount on common stock                                          --                --                --
Shares cancelled by officer in March 2004                                             --                --            (7,380)
Legal fees related to acquisition                                                     --                --           (13,618)
Capital contributed by officer of Company in March 2004                               --                --            15,000
Issuance of common stock for acquisition of LS Gas, LLC
  in March 2004                                                                       --                --             1,100
Issuance of common stock for acquisition of Touchstone Texas
  in March 2004                                                                       --                --            77,000
Issuance of common stock for advisory fee related to the acquisition of
  Touchstone Texas in March 2004                                                      --                --             3,080
Issuance of warrants to Trident in March 2004                                         --                --             1,175
Issuance of common stock upon conversion of debt in June and
  July 2004                                                                           --                --         6,899,049
Issuance of warrants in private offering of convertible notes in June
  and July 2004                                                                       --                --         3,211,400
Beneficial conversion feature of convertible note issued in June
  and July 2004                                                                       --                --         3,678,600
Beneficial conversion feature of convertible note to Westwood AR in
 May 2004                                                                             --                --           540,000
Issuance of common stock for cash at $1.00 per share in July 2004                     --                --         3,000,000
Issuance of common stock for services at $1.24 in July 2004                      (24,800)               --                --
Offering costs on private offering                                                    --                --          (150,000)
Issuance of common stock for cash in November 2004                                    --                --           103,950
Issuance of common stock for cash in December 2004                                    --                --           278,750
Offering costs on private offering                                                    --                --           (38,270)
Beneficial conversion feature of convertible note issued in
 November 2004                                                                        --                --           727,709
Deferred compensation                                                              8,200                --             8,200
Net loss                                                                              --       (15,595,304)      (15,595,304)
                                                                          --------------    --------------    --------------
Balance at December 31, 2004                                              $      (16,600)   $  (15,680,932)   $    2,701,513
                                                                          --------------    --------------    --------------


      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Consolidated Statements of Cash Flows

                                                                               For the Years Ended       March 5, 2001
                                                                                  December 31,           (Inception) to
                                                                         ------------------------------   December 31,
                                                                              2004            2003            2004
                                                                         --------------  --------------  --------------
Cash flows from operating activities
      Net loss                                                           $  (15,595,304) $      (42,084) $  (15,680,932)
      Adjustments to reconcile net loss to net cash used in operations
           Minority interest and pre-acquisition losses                        (467,107)             --        (467,107)
           Depreciation                                                          11,670              --          11,670
           Impairment of capitalized acquisition and exploration costs        1,624,096              --       1,624,096
           Warrants and stock issued for interest expense                        10,224              --          10,224
           Shares issued for services rendered                                       --              --           5,650
           Equity loss in limited partnerships                                3,506,244              --       3,506,244
           Amortization of deferred compensation                                  8,200              --           8,200
           Amortization of discount on notes payable                          7,315,999              --       7,315,999
           Exploration expense applied to prepayments to operator                62,499              --          62,499
           Impairment of goodwill                                               657,914              --         657,914
           Bad debt expense                                                      15,454              --          15,454
      Change in assets and liabilities
      (Increase) Decrease in assets
           Accounts receivable - joint interest                              (3,166,397)             --      (3,166,397)
           Accounts receivable - joint interest related party                (3,313,940)             --      (3,313,940)
           Restricted cash                                                     (601,155)             --        (601,155)
           Prepaid expenses                                                     (46,264)           (741)        (47,005)
      Increase in liabilities
           Accounts payable and accrued expenses                              8,035,815          25,002       8,067,062
                                                                         --------------  --------------  --------------
Net cash used in operating activities                                    $   (1,942,052) $      (17,823) $   (1,991,524)
                                                                         --------------  --------------  --------------
Cash flows from investing activities
    Cash acquired from acquisition of wholly-owned subsidiaries
      and limited partnership interest                                            4,715              --           4,715
    Repayment of note receivable - related party                                 21,639              --          21,639
    Notes receivable                                                           (181,369)             --        (181,369)
    Notes receivable - related party                                            (54,975)             --         (54,975)
    Purchase of oil and gas interests and drilling costs                     (2,328,453)             --      (2,328,453)
    Investment in limited partnership interests                              (8,086,875)             --      (8,086,875)
    Distributions from limited partnerships                                      26,385              --          26,385
    Purchase of fixed assets                                                    (26,941)             --         (26,941)
                                                                         --------------  --------------  --------------
Net cash used in investing activities                                       (10,625,874)             --     (10,625,874)
                                                                         --------------  --------------  --------------

      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Consolidated Statements of Cash Flows


                                                                           For the Years Ended        March 5, 2001
                                                                              December 31,           (Inception) to
                                                                    ------------------------------    December 31,
                                                                          2004            2003             2004
                                                                    --------------  --------------  --------------
Cash flows from financing activities
    Advances from stockholder                                                   --              --          10,000
    Repayments to stockholder                                                   --              --         (10,000)
    Proceeds from notes payable                                            807,100              --         807,100
    Proceeds from notes payable - related party                            279,000              --         279,000
    Repayment of notes payable                                          (5,345,000)             --      (5,345,000)
    Repayment of notes payable - related party                             (91,500)             --         (91,500)
    Proceeds from issuance of convertible debt                          10,990,000         100,000      11,090,000
    Loan costs                                                            (104,000)             --        (104,000)
    Capital contributed by officer                                          15,000              --          15,000
    Minority contributions, net of issuance costs                        3,325,500              --       3,325,500
    Proceeds from issuance of common stock, net of issuance costs        3,194,430              --       3,235,480
                                                                    --------------  --------------  --------------
Net cash provided by financing activities                               13,070,530         100,000      13,211,580
                                                                    --------------  --------------  --------------
Net increase in cash and cash equivalents                                  502,604          82,177         594,182

Cash and cash equivalents at beginning of year                              91,578           9,401              --
                                                                    --------------  --------------  --------------
Cash and cash equivalents, end of year                              $      594,182  $       91,578  $      594,182
                                                                    ==============  ==============  ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

Touchstone Resources USA, Inc. (formerly The Coffee Exchange, Inc.) was incorporated under the laws of Delaware on March 5, 2001. The Company was organized to develop Internet coffee cafes in Orange County, California.

On March 15, 2004, the Company experienced a change in management when all of its directors and officers resigned from their positions and it appointed a new officer and director. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in oil and gas exploration, development and production and the acquisition of oil and gas properties focusing on projects located in Texas, Mississippi, Louisiana and other traditional oil and gas producing states in the Southern United States, as well as in New Zealand. One of the Company's wholly-owned subsidiaries is an operator of approximately five different oil projects.

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

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of Touchstone Resources USA, Inc. and its eight subsidiaries consisting of:

      o Touchstone Resources USA, Inc. ("Touchstone Texas"), a wholly-owned Texas corporation incorporated in May 2000

      o Touchstone Awakino, Inc. ("Touchstone Awakino"), a wholly-owned Delaware corporation incorporated in March 2004

      o Touchstone Louisiana, Inc. ("Touchstone Louisiana"), a wholly-owned Delaware corporation incorporated in March 2004

      o Touchstone Vicksburg, Inc. ("Touchstone Vicksburg"), a wholly-owned Delaware corporation incorporated in March 2004

      o Knox Gas, LLC ("Knox Gas"), a 68.18% owned Delaware limited liability company formed in February 2004

      o PHT West Pleito Gas, LLC ("PHT West"), a 86% owned Delaware limited liability company formed in April 2004

      o Touchstone Pierce Exploration, LLC ("Touchstone Pierce"), a wholly-owned Delaware limited liability company formed in June 2004

      o PF Louisiana, LLC ("PF Louisiana"), a wholly-owned Delaware limited liability company formed in August 2004.

All significant intercompany accounts and transactions have been eliminated in consolidation.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


Equity Method

Under the guidance of Emerging Issues Task Force D-46, "Accounting for Limited Partnership Investments" the Company uses the equity method to account for all of its limited partnership and membership interests that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in "Loss from limited partnerships and limited liability companies" in the consolidated statements of operations. Any excess investment is evaluated each reporting period for impairment.

Development Stage Enterprise

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change within the next year: (1) estimates of any proved oil and gas reserves, (2) estimates as to the expected future cash flow from any proved oil and gas properties, and
(3) estimates of future dismantlement and restoration costs.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred. There were no gas imbalances as of December 31, 2004 and 2003.

The Company's operator division accounts for drilling and management contract revenues in accordance with the term of the underlying drilling or management contract. These contracts generally provide that revenue is earned and recognized on a daily basis for drilling operations and a monthly basis for production operations.

Capitalized Interest

The Company's policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. The Company had capitalized interest of $1,689 and $0 as of December 31, 2004 and 2003, respectively.

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment which is the acquisition, exploration and development of natural gas and oil properties. The Company's operations are conducted in two geographic areas as follows:

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating revenues for the years ended December 31, 2004 and 2003 by geographical area were as follows:

                                         December 31,
                                   ------------------------
                                      2004          2003
                                   ---------      ---------
United States                      $ 200,809      $      --
New Zealand                               --             --
                                   ---------      ---------
                                   $ 200,809      $      --
                                   =========      =========

Long-lived assets as of December 31, 2004 and 2003 by geographical area were as follows:

                                           December 31,
                                   ---------------------------
                                       2004            2003
                                   -----------     -----------
United States                      $10,669,066     $        --
New Zealand                            262,249              --
                                   -----------     -----------
                                   $10,931,315     $        --
                                   ===========     ===========

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions or unsecured loans. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the convertible notes is recorded at face value less unamortized discounts for beneficial conversion features. Face value is disclosed in Note 13.

Income Taxes

Income taxes are recorded in the period in which the related transactions have been recognized in the financial statements. Deferred tax assets and liabilities are recorded for expected future tax consequences of loss carryforwards and temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, "Accounting for Asset Retirement Obligations" using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment. As of December 31, 2004 and 2003, the Company's liability for retirement obligations was minimal.

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

The number of shares of common stock and the loss per share for the years ended December 31, 2004 and 2003 have been updated to reflect the 25 for 1 stock split effected in March 2004 (see Note 14).

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                                              2004        2003
                                                           ---------   ---------
             Warrants                                      5,943,015          --
             Convertible debt                              4,009,091          --
                                                           ---------   ---------
                                                           9,952,106          --
                                                           =========   =========

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Statement ("SFAS") No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006 and early adoption is permitted in periods in which financial statements have not yet been issued.

As required, the Company will adopt SFAS No. 123(R) by January 1, 2006. Upon implementation of SFAS No. 123(R), the Company may either recognize compensation cost for share-based payments to employees based on the grant-date fair value from the beginning of the period in which the provisions are first applied, without restating periods prior to adoption, or may elect to restate prior periods by recognizing compensation costs in the amounts previously reported in the pro-forma footnote disclosures under the provisions of SFAS 123. The Company is evaluating the impact of the two adoption methods and as yet has not determined which method it will utilize.

The Company cannot estimate the impact of adopting Statement No. 123(R) because it will depend on levels of share-based payments granted in the future but, based solely upon the pro-forma disclosures for prior periods, it believes that the impact will not be material to its results of operations.


NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. Also, its current liabilities exceed its current assets and it will need additional cash to fund operations. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that the proceeds that it plans to raise from private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through December 2005. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 3 - GOING CONCERN (Continued)

The Company's ability to continue as a going concern is dependent upon the Company raising additional financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 4 - BUSINESS COMBINATIONS

In accordance with accounting Research Bulletin No. 51 "Consolidated Financial Statements," the financial operations of the acquired subsidiaries have been reflected in the financial statements as if they had been acquired as of January 1, 2004, with the related pre-acquisition losses being deducted at the bottom of the condensed consolidated statement of operations.

Acquisition of Touchstone Texas

On March 23, 2004, the Company acquired 100% of the issued and outstanding shares of common stock of Touchstone Texas from Touchstone Resources, Ltd. ("Touchstone Canada"), in consideration for which the Company issued 7,000,000 shares of its common stock to Touchstone Canada. The 7,000,000 shares were valued by an independent valuation consultant at $70,000. The purchase price was allocated to the assets and liabilities in accordance with SFAS No. 141 "Business Combinations." In connection with this acquisition, the Company issued 280,000 shares of its common stock to an investment advisor valued at $2,800. On March 23, 2004, Touchstone Texas had a deficit of $751,724, which consisted of the following components:

Cash                                            $   509,329
Other current assets                                188,616
Fixed assets                                         35,687
                                                -----------
Total assets                                    $   733,632
                                                ===========
Accounts and notes payable                      $ 1,301,383
Deposits from working interest owners               183,973
                                                -----------
Total liabilities                               $ 1,485,356
                                                ===========
Net deficit acquired                            $  (751,724)
                                                ===========

The excess purchase price of $824,524 was recognized as goodwill. Subsequent to March 23, 2004, the Company recorded a post closing acquisition adjustment to the balance of accounts payable of Touchstone Texas assumed by Touchstone Canada at March 23, 2004, as a result of which the goodwill originally recognized was reduced to $657,914.

In connection with the acquisition, the original payables of Touchstone Texas were to be assumed by Touchstone Canada. Touchstone Texas was unable to obtain releases from certain of its creditors relating to a portion of the payables assumed by Touchstone Canada. According to Emerging Issues Task Force 02-10, "Determining Whether a Debtor is Legally Released as Primarily Obligor When the Debtor Becomes Secondarily Liable under the Original Obligation", unless and until a novation agreement (an agreement that is binding on a creditor and modifies the original debt so that the creditor accepts assets or new obligations in satisfaction of the original liability and discharges the original debt agreement with the debtor) exists between the original debtor and the creditor or all requirements for legal defeasance have been met, the creditor has the legal right to pursue the original debtor under the original obligation before it pursues a new debtor. Since Touchstone Texas had not received the releases from certain of its creditors for net liabilities amounting to approximately $752,000 it was still liable for those net liabilities and required to reflect them on its balance sheet. The Company, therefore, recorded an additional amount of net liabilities of $752,000 and increased the goodwill by the same amount. This full amount of goodwill was impaired at December 31, 2004 using a present value technique to measure fair value.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 4 - BUSINESS COMBINATIONS (Continued)

Acquisition of Knox Gas

On March 24, 2004 the Company purchased from FEQ Gas, LLC, ("FEQ Gas"), a 75% membership interest in Knox Gas, which owns a 99% limited partnership interest in Knox Miss Partners, L.P., ("Knox Miss LP"), and a 1% membership interest on Knox Miss, LLC ("Knox Miss LLC"), a Delaware limited liability company and the general partner in Knox Miss LP. The Company agreed to assume FEQ Gas' obligation to make capital contributions to Knox Gas in the amount of $5 million, which was subsequently reduced pursuant to the August 2004 amendment to the operating agreement described below. As of December 31, 2004 the Company has contributed $2,877,500 to Knox Gas.

Following is the condensed consolidated balance sheet of Knox Gas and its Knox Miss LP subsidiary on March 24, 2004:

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

Knox Gas' Acquisition of Knox Miss Partners, L.P.

On February 26, 2004, Knox Gas acquired a 99% limited partnership interest in Knox Miss L.P. and 1% membership interest in Knox Miss LLC from Endeavour International Corporation ("Endeavour"), in consideration of which Knox Gas paid $500,000 in cash and issued a secured promissory note of $4,500,000 to Endeavour (see Note 11).

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 4 - BUSINESS COMBINATIONS (Continued)

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

The following pro forma presentation assumes the Company's acquisitions of Touchstone Texas and Knox Gas, and Knox Gas' acquisition of Knox Miss LP took place on January 1, 2003 and shows the pro forma effect on loss from operations. The historical column presents the unaudited financial information of the Company for the periods indicated.

                                                Year Ended                          Year Ended
                                             December 31, 2004                   December 31, 2003
                                        ------------------------------    ------------------------------
                                         Historical        Pro Forma       Historical        Pro Forma
                                        -------------    -------------    -------------    -------------
Revenue                                 $     200,809    $     200,809    $          --    $     133,133
Operating expenses                          4,664,328        4,664,328           35,837       12,249,002
Loss from operations                       (4,463,519)      (4,463,519)         (35,837)     (12,115,869)
Other (income) loss                        11,598,892       11,598,892            6,247        2,403,935
Net loss before minority
 interest and pre-acquisition losses      (16,062,411)     (16,062,411)         (42,084)     (14,519,804)
Minority interest and pre-acquisition
 losses                                       467,107          255,792               --           15,632
Net loss to common stockholders           (15,595,304)     (15,806,619)         (42,084)     (14,504,172)
Net loss per common share -
 basic and diluted                              (0.20)           (0.20)           (0.00)           (0.08)
Weighted average number of
 common shares outstanding -
 basic and diluted                         79,396,172       79,396,172      166,775,000      174,055,000

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 5 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

                                                                         2004           2003
                                                                     -----------    -----------
      Deferred tax asset
          Tax benefit arising from net operating loss carryforward   $ 8,731,000    $    20,100
          Goodwill impairment                                            263,400             --
                                                                     -----------    -----------
                                                                       8,994,400         20,100
      Deferred tax liability
          Excess of tax losses for equity investments                    280,200             --
                                                                     -----------    -----------
                                                                         280,200             --
                                                                     -----------    -----------
      Net deferred assets                                              8,714,200         20,100

      Less valuation allowance                                        (8,714,200)       (20,100)
                                                                     -----------    -----------
      Net deferred tax asset                                         $        --    $        --
                                                                     ===========    ===========

The income tax expense (benefit) consists of the following:

                                                                            December 31,
                                                                     --------------------------
                                                                         2004           2003
                                                                     -----------    -----------
      Deferred
          Federal                                                    $   (13,800)   $        --
          State                                                           (3,000)            --
      Federal and state benefit of net operating loss carryforward     8,710,900         20,100
                                                                     -----------    -----------
                                                                       8,694,100         20,100
      Less valuation allowance                                        (8,694,100)       (20,100)
                                                                     -----------    -----------
      Income tax expense                                             $        --    $        --
                                                                     ===========    ===========

As of December 31, 2004, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $22,076,000 that may be offset against future taxable income. These NOL carryforwards expire beginning 2018 through 2019. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $8,714,200 and $20,100 as of December 31, 2004 and 2003, respectively.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 5 - INCOME TAXES (Continued)

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35%.

                                                                            December 31,
                                                                    --------------------------
                                                                        2004           2003
                                                                    -----------    -----------
      Federal income tax benefit at statutory rate                  $ 5,458,300    $    14,700
      State income tax benefit (net of effect of federal benefit)       709,600          3,400
      Non-deductible expenses                                        (2,810,600)            --
      Touchstone Texas NOL carryforward                               5,407,200             --
      Other                                                             (70,400)            --
      Change in valuation allowance                                  (8,694,100)       (18,100)
                                                                    -----------    -----------
      Income tax benefit                                            $        --    $        --
                                                                    ===========    ===========
      Effective income tax rate                                             0 %            0 %
                                                                    ===========    ===========


NOTE 6 - DUE FROM RELATED PARTY

As of December 31, 2004, the Company had advanced $50,975 to PHT Vicksburg Partners, LP ("PHT Vicksburg"), a limited partnership in which the Company has an equity interest, and $35,000 to Touchstone Canada, respectively. The president of Touchstone Canada served as the president of Touchstone Texas until his resignation on June 2, 2004. In addition, the Company was owed $101,607 from Touchstone Canada for payment of accounts payable, which Touchstone Canada had agreed to assume prior to the Company's acquisition of Touchstone Texas.


NOTE 7 - OIL AND GAS PROSPECT AND OPERATIONS

Knox Miss LP

During 2002, Knox Miss LP entered into exploration agreements ("Exploration Agreements") with SKH Exploration, Inc. and SKH Energy Partners II, LP (collectively, "SKH") to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. Pursuant to the Exploration Agreements, Knox Miss LP purchased a 50% share in various leasehold interests from SKH for an aggregate purchase price of $2,646,184. Subsequently, the remaining 50% interest was purchased from SKH by Clayton Williams Energy, Inc.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 7 - OIL AND GAS PROSPECTS AND OPERATIONS (Continued)

In addition, Knox Miss LP assigned all of its leasehold interests in the Savannah Lake prospect it acquired from SKH Energy during 2002 to Clayton Williams, the value of which was approximately $261,474.

During 2003 and 2002, Knox Miss LP acquired various leasehold interests in Noxubee County, Mississippi. As a result of Knox Miss LP's settlement of its lawsuit with Clayton Williams, Knox Miss LP assigned half of its leasehold interests in Noxubee County to Clayton Williams in the amount of $45,124.

Touchstone Pierce Exploration, LLC

On June 28, 2004, the Company formed Touchstone Pierce Exploration, LLC as the sole managing member. Pursuant to the operating agreement of Touchstone Pierce, the Company may be called upon from time to time for contributions so as to meet the reasonable capital requirements of Touchstone Pierce.

In July 2004, Touchstone Pierce acquired an option to purchase various leases on the Pierce Ranch in Matagorda County, Texas from South Oil, Inc. ("South Oil"). As of December 31, 2004, the Company had cancelled its option and recorded an impairment charge of $42,500.

At the discretion of the Company, the managing member of Touchstone Pierce, available cash will be distributed based on the value of aggregate capital contributions.

PHT West Pleito Gas, LLC

On April 22, 2004, the Company made an initial capital contribution of $373,500 to PHT West Pleito Gas, LLC ("PHT West"), in exchange for an 83.4% membership interest in PHT West. In July 2004, the Company made an additional capital contribution of $749,000 to PHT West. Pursuant to operating agreement of PHT West, the Company and the other non-managing members in PHT West may be called upon from time to time for additional contributions to meet the reasonable capital requirements of PHT West. PHT West owned a 35% working interest in approximately 1,800 acres of leases in Kern County, California, for which Touchstone Texas was the operator.

In May and June 2004, the operating agreement of PHT West was amended to reflect the addition of another member, which reduced the Company's membership interest to 71.5%.

At the discretion of PHT Gas, LLC, the managing member of PHT West, available cash will be distributed based on the value of aggregate capital contributions.

During July of 2004, due to certain drilling difficulties, Touchstone Texas resigned as the operator in the West Pleito Fan and PHT West notified the other non-operators that it decided to surrender its entire working interest in the prospect to the remaining non-operators. As a result, PHT West has impaired all of the leasehold acquisition and drilling costs incurred as of December 31, 2004 and recorded an impairment charge of $1,338,028.

In August 2004, the operating agreement of PHT West was amended to reflect the addition of another member and additional paid-in capital by the member, which increased the Company's membership interest to 86%.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 7 - OIL AND GAS PROSPECTS AND OPERATIONS (Continued)

PF Louisiana LLC

On August 13, 2004, the Company made an initial capital contribution of $150,000 to PF Louisiana LLC, in exchange for a 100% membership interest in PF Louisiana. Pursuant to the operating agreement of PF Louisiana, the Company may be called upon from time to time for additional contributions to meet the reasonable capital requirements of PF Louisiana. On August 13, 2004, PF Louisiana acquired 1,030.54 acres in Iberia Parish, Louisiana.

At the discretion of the Company, the managing member of PF Louisiana, available cash will be distributed based on the value of the aggregate capital contributions.

Touchstone Texas

Since its acquisition by the Company on March 23, 2004, the principal business activity of Touchstone Texas has been serving as the operator to manage the development and operations for several oil and gas projects. During the year ended December 31, 2004, Touchstone Texas operated on various projects including the Vicksburg, Wharton, Maverick, and Hackberry projects, all of which are located in Texas. The Company's equity Investees, PHT Vicksburg, PHT Wharton and Maverick Basin are the working interest holder and non-operators ("Joint Interest Owners") in the Vicksburg, Wharton, and Maverick projects, respectively. As the operator of the oil and gas projects, Touchstone Texas pays and discharges all costs and expenses incurred in the development and operations of the joint interest area and charges all of the Joint Interest Owners their proportionate shares in accordance with the joint operating agreement ("JOA"). Touchstone Texas bills the Joint Interest Owners monthly through the joint interest billing statement for their share of costs, credits, and operating fees relating to the joint operations. As of December 31, 2004, Touchstone Texas maintained restricted cash related to the joint operations received from the Joint Interest Owners in the amount of $1,058,620, accounts receivable from the Joint Interest Owners of $6,299,889, and accounts payable for costs and expenses incurred on the joint operations of $8,224,332. As of December 31, 2004, the Company does not deem it necessary to set up an allowance for the accounts receivable due from the Joint Interest Owners.

Touchstone Texas is the general partner and owns a 1.81% interest in 2001 Hackberry Drilling Fund, LP ("2001 HDF"). During 2004, Touchstone Texas recorded an impairment charge of $6,600 in its investment in 2001 HDF.

Summary

Oil and gas properties consisted of the following at December 31, 2004:

                                                                       Touchstone
                                                      Knox Miss, LP      Pierce       PF Louisiana         Total
                                                      -------------   -------------   -------------   -------------
Unproved properties acquisition costs                 $   2,682,167   $          --   $     444,000   $   3,126,167
Other capitalized costs                                     264,555              --           1,689         266,244
Excess purchase price for Knox Gas' acquisition
   of Knox Miss LP that was allocated to unproved
   oil and gas property (see Note 4)                      1,313,080              --              --       1,313,080
Excess purchase price for the Company's acquisition
   of Knox Gas that was allocated to unproved
   oil and gas property (see Note 4)                         57,820              --              --          57,820
                                                      -------------   -------------   -------------   -------------
Net capitalized oil and gas properties                $   4,317,622   $          --   $     445,689   $   4,763,311
                                                      =============   =============   =============   =============

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT Vicksburg Partners, L.P.

On March 23, 2004, Touchstone Vicksburg purchased a 9.9% limited partnership interest in PHT Vicksburg Partners, LP, a Delaware limited partnership, from Montex Exploration, Inc. ("Montex"), a Delaware corporation, for $48,000. After the purchase, the Company invested an additional $414,503 (net of partner distributions) in PHT Vicksburg. On April 1, 2004, the limited partnership agreement was amended to remove seven limited partners, which increased Touchstone Vicksburg's limited partnership interest to 27.50%. As of December 31, 2004, PHT Vicksburg had acquired various leasehold interests in East Coastal Field Prospect and Sullivan City Prospect located in Starr and Hidalgo Counties, Texas.

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

Awakino South Exploration, LLC

On March 23, 2004, Touchstone Awakino purchased a 4.6% Class B membership interest in Awakino South Exploration, LLC ("Awakino South"), a Delaware limited liability company, from Montex for $150,000. After the purchase, Touchstone Awakino invested an additional $196,154 in Awakino South, and received an additional 4.54% membership interest. During 2003, Awakino South acquired a 75% working interest in the Petroleum Exploration Permit No. PEP38479 oil and gas prospect located in New Zealand for $3,000,000.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

In August 2004, the limited partnership agreement of PHT Stent was amended to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners. On December 31, 2004, the limited partnership agreement was amended again, which increased the Company's partnership interest to 24.75%. As of December 31, 2004, the Company had contributed $687,500 for a 19.80% interest in PHT Stent.

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

LS Gas, LLC

On March 23, 2004, the Company entered into an interest purchase agreement with Touchstone Louisiana and Touchstone Canada whereby Touchstone Louisiana purchased a 10% membership interest in LS Gas, LLC, a Delaware limited liability company, from Touchstone Canada, a related party, in consideration for which the Company issued 100,000 shares of its common stock to Touchstone Canada. The shares were valued at $1,000.

At the discretion of the managing member of LS Gas, LLC, available cash will be distributed to the members pro rata in accordance with their respective percentage interests. Profits and losses of the company will be allocated to the members pro rata in accordance with their respective percentage interests.

Louisiana Shelf Partners, L.P.

In April 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf Partners, LP ("LSP") from Endeavour, in consideration for which the Company paid Endeavour $250,000 and issued a 3% promissory note payable to Endeavour in the amount of $2,000,000. The note was contingent on LSP completing its first well which was completed at December 31, 2004. Payments are to be made against the note once the well starts generating positive cash flow. There are also conditional accelerated payments that are contingent upon certain production levels. This is disclosed in more detail in
Note 11. Subsequent to the purchase, Touchstone Louisiana invested an additional $1,000,000 in LSP. LSP is the holder of two leases in the State Waters adjoining Cameron Parish, Louisiana. State Lease 17742 will expire in March 2006 and State Lease 17666 is set to

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

expire in December 2005, as a result of the Company electing not to pay annual rentals that were due December 2004. Accordingly, LSP recorded an impairment charge of $3,230,420 related to State Lease 17666 during the year ended December 31, 2004.

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

PHT Wharton Partners, L.P.

In April 2004, the Company became a limited partner in PHT Wharton Partners, L.P. ("PHT Wharton"), a limited partnership formed in January 2004 for which PHT Gas, LLC is the general partner. As of December 31, 2004, the Company has contributed $1,170,000 to the partnership for a 17.82% limited partnership interest. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Wharton may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Wharton. During 2004, PHT Wharton acquired various leases in various prospects located in Wharton County, Texas.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


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

PHT Vela Partners, L.P.

In April 2004, the Company became a limited partner in PHT Vela Partners, L.P. ("PHT Vela"), a limited partnership formed in January 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Vela may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Vela. During 2004, PHT Vela has acquired a 55% working interest in the Vela leases located in Zapata County, Texas.

In August 2004, PHT Vela amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners. As of December 31, 2004, the Company had contributed $1,200,000 to the partnership for a 28.8% limited partnership interest.

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

(ii) The remainder of the cash available for distribution to limited partners will be distributed among the Class A limited partners and the general partner in the following order of priority:

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


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

PHT Good Friday Partners, L.P.

In June 2004, the Company became a limited partner in PHT Good Friday Partners, L.P. ("PHT Good Friday"), a limited partnership formed in June 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Good Friday may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Good Friday.

In August 2004, PHT Good Friday amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners. As of December 31, 2004, the Company has contributed $900,000 to the partnership for a 15.36% limited partnership interest.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

PHT Martinez Partners, L.P.

In June 2004, the Company became a limited partner in PHT Martinez Partners, L.P. ("PHT Martinez"), a limited partnership formed in June 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Martinez may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Martinez.

In August 2004, PHT Martinez amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners. As of December 31, 2004, the Company had contributed $700,000 of the $900,000 it subscribed to the partnership for a 19.8% limited partnership interest.

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

Maverick Basin Exploration, LLC

On June 23, 2004, the Company formed Maverick Basin Exploration, LLC as the initial Class A member with a 74.25% membership interest and initial Class B member with a 24.75% membership interest. PHT Gas, LLC was the initial Class C member with a 1% membership interest. Pursuant to the operating agreement of Maverick Basin, the Company may be called upon from time to time for capital contributions to meet the reasonable capital requirements of Maverick basin.

On July 14, 2004, prior to making any membership contributions to Maverick Basin, the Company withdrew as the Class A member. Simultaneously, South Oil agreed to become the Class A member of Maverick Basin and assumed the capital contribution requirements of the Class A member.

On July 28, 2004, Maverick Oil and Gas, Inc. agreed to assume the Class A membership from South Oil, Inc.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

On August 6, 2004, the operating agreement was amended to change the Company's initial capital contribution to $100,000, for which the Company had already made during July 2004.

At the discretion of the manager, available cash will be distributed as follows:

(i) First, to the Class A and Class B members in proportion to their respective capital contributions to the extent of their unreturned capital balances.

(ii) Second, and thereafter, 21.25% to the Class A members, 63.75% to the Class B members, and 15% to Class C members. Distribution will be allocated among the Class A, Class B, and Class C members in proportion to each member's respective percentage interest.

PHT La Paloma Partners, L.P.

On August 12, 2004, the Company became a limited partnership in PHT La Paloma Partners, L.P. ("PHT La Paloma"), a Delaware limited partnership formed in August 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT La Paloma may be called upon from time to time for additional contribution, so as to meet the reasonable capital requirements of PHT La Paloma. As of December 31, 2004, the Company had contributed $633,333 to the partnership.

Cash available for distribution will be distributed in the following order of priority:

(i) First, to the limited partners in proportion to their respective unreturned capital as of the date of distribution, until the limited partners' unreturned capital has been reduced to zero.

(ii) Second, and thereafter, 15% to the general partner and 85% to the limited partners pro rata in proportion to each limited partner's percentage interest.

In general, profits will be allocated after giving effect to certain regulatory allocations and cumulative prior allocations, 85% to the limited partners and 15% to the general partner. Losses in general will be allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent o their balances and then entirely to the general partner.

Summary

The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)


                                                        December 31, 2004
                                               ---------------------------------
                                                                    Temporary
                                                                    Excess of
                                                                 Carrying Value
                                               Carrying Value    Over Net Assets
                                               ---------------   ---------------
PHT Vicksburg                                  $       404,552   $        47,631
Awakino South                                          252,154                --
PHT Stent                                               10,094            47,616
LSP                                                  2,484,428         1,219,497
PHT Wharton                                            234,665                --
PHT Vela                                               449,919            68,987
PHT Good Friday                                        812,737           190,347
PHT Martinez                                           833,981            36,151
PHT La Paloma                                          625,375            73,166
Maverick Basin                                              --           345,850
LS Gas, LLC                                              1,000             1,000
2001 Hackberry Drilling Fund                             8,141                --
                                               ---------------   ---------------
                                               $     6,117,046   $     2,030,245
                                               ===============   ===============

The Company expects the temporary excess carrying value to decrease as the various entities receive payment of subscription receivables due them and generate cash flows from the sale of oil and gas produced from the proved oil and gas reserves.

The following table summarizes financial information for the limited partnerships and limited liability companies accounted for under the equity method of accounting at December 31, 2004 and has been compiled from the financial statements of the respective entities:

                                                               December 31, 2004
                                                               -----------------
Total Current Assets                                           $       4,243,464
Total Non-Current Assets                                              26,516,809
                                                               -----------------
Total Assets                                                   $      30,760,273
                                                               =================
Total Current Liabilities                                      $       4,768,588
Total Long-term Liabilities                                            2,583,453
                                                               -----------------
Total Liabilities                                              $       7,352,041
                                                               =================

                                                                   Year Ended
                                                               December 31, 2004
                                                               -----------------
Results of Operations:
Revenue                                                        $        822,303
Loss from operations                                           $    (18,886,060)
Net Loss                                                       $    (18,886,060)

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 9 - FIXED ASSETS

Fixed assets consisted of the following at December 31:

                                                         2004             2003
                                                       --------         --------
       Computer equipment                              $ 41,407         $     --
       Furniture and fixtures                            44,851               --
       Less:  accumulated depreciation                  (35,300)              --
                                                       --------         --------
                                                       $ 50,958         $     --
                                                       ========         ========


NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company had the following accounts payable and accrued expenses outstanding at December 31:

                                                          2004            2003
                                                        --------        --------
        Accrued interest                                $180,889        $  6,247
        Accounts payable                                 274,696              --
        Payables for oil and gas interests               194,174              --
        Other accrued expenses                           205,039          25,000
                                                        --------        --------
                                                        $854,798        $ 31,247
                                                        ========        ========


NOTE 11 - NOTES PAYABLE

Notes payable consisted of the following at December 31:

                                                          2004            2003
                                                       ----------       --------
Non-interest bearing notes                             $   10,866       $     --
10% Promissory note                                       128,857             --
3% Promissory note                                        297,500             --
3% Promissory note due to Endeavour                     2,000,000             --
                                                       ----------       --------
                                                        2,437,223             --

Less long-term portion                                  1,819,000             --
                                                       ----------       --------
                                                       $  618,223       $     --
                                                       ==========       ========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 11 - NOTES PAYABLE (Continued)

In February 2004, Knox Gas issued a $4,500,000 promissory note to Endeavour as part of the consideration for its purchase of Knox Miss, LP (See Note 4). The note accrued interest at 4% per annum. The Company was required to fund Knox Gas' obligations under the promissory note to Endeavor in the amount of $4,500,000 during 2004. The note was secured by Knox Gas' 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC. As of December 31, 2004, Knox Gas has paid off the entire principal balance of the note. Knox Gas subsequently paid off the accrued interest of $63,864 on the note in January 2005.

In April 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in LSP from Endeavour, in consideration for which the Company, among other things, issued a promissory note payable to Endeavour in the amount of $2,000,000. The $2,000,000 promissory note was contingent on LSP completing its first well. The first well was completed as of December 31, 2004, which has been shut-in awaiting facilities for production. The Company interpreted this event to be the triggering factor in recording the note payable during the third quarter of 2004. The note bears interest at 3% per annum and monthly installments are due as follows:

(i) Regular monthly installments are calculated monthly. The amount is to be 24.9975% of the monthly cash flow for the immediately preceding calendar month. Monthly cash flow is defined as any positive dollar amount that results after subtracting from the gross proceeds received during such calendar month by LSP amounts actually paid for royalties and any lease operating expenses for the wells (but not including any expenses for drilling, completing or reworking the LSP wells).

(ii) The note is also subject to two conditional accelerated payments which are explained below:

      (a) First, in addition to the monthly payments described above, if the initial production rate for any LSP wells meets or exceeds an average of five (5) million cubic feet or more per day of natural gas during the first five (5) 24-hour days of production; Touchstone Louisiana must make a supplemental payment equal to the lesser of:
            a) the remaining unpaid principal balance or b) $800,000.

      (b) Second, in addition to the monthly payments and accelerated payment described above, if the initial production rate for any LSP wells meets or exceeds an average of three (3) million cubic feet or more per day of natural gas during the first six (6) months of production; Touchstone Louisiana must make a supplemental payment equal to the lesser of : a) the remaining unpaid principal balance or b) $1,200,000.

As of December 31, 2004, PF Louisiana and PHT West Pleito had an outstanding note payable balance of $150,000 and $87,500, which were due on demand bearing interest of 3%, respectively. The Company had additional notes payable of $199,723.


NOTE 12 - NOTES PAYABLE - RELATED PARTIES

As of December 31, 2004, Touchstone Texas owed LSP and 2001 Hackberry Drilling Fund $82,048 and $59,493, respectively.

As of December 31, 2004, the Company owed SPH Investments Profit Sharing, Inc., a company controlled by Stephen P. Harrington, who is an officer and director of the Company, $75,000 for a demand loan.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 13 - CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following at December 31:

                                                        2004             2003
                                                     ----------       ----------
12% Secured convertible note                         $2,050,000       $       --
12% Convertible promissory note                       1,000,000               --
10% Convertible promissory note                       1,000,000               --
8% Convertible debenture                                     --          100,000
                                                     ----------       ----------
                                                      4,050,000          100,000

    Less unamortized discount                           919,713               --
                                                     ----------       ----------
                                                      3,130,287          100,000

    Less long-term portion                            2,050,000               --
                                                     ----------       ----------
                                                     $1,080,287       $  100,000
                                                     ==========       ==========

In March 2003, the Company issued to Laguna Capital Group LLC, a California limited liability company, a $100,000, 8% convertible debenture due March 27, 2004. The convertible debenture was convertible at any time into shares of the Company's $.001 par value common stock. The conversion or purchase price of the common stock was the market price of the Company's common stock at the time of conversion. The convertible debenture was repaid on March 11, 2004. The debt holder forgave the interest and the Company recorded the forgiveness of debt as income.

On March 23, 2004 the Company entered into a loan agreement to borrow $2,100,000 from Trident Growth Fund, LP ("Trident"), a Delaware limited partnership pursuant to a 12% secured convertible promissory note (the "Trident Note"). The Trident Note is secured by substantially all of the assets of the Company. The Trident Note matured on March 23, 2005 and has been extended to March 24, 2006 (see Note 19). The Company has the option to redeem the note at 100% of par at any time prior to the maturity date. Trident has the option to convert at any time all or a portion of the principal amount of the Trident Note into common stock of the Company. Trident was issued a warrant to purchase 250,000 shares of the Company's common stock as an additional incentive to make the loan. The warrants provide for a cashless exercise at the option of Trident provided that the per share market price of one share of common stock is greater than the warrant exercise price. The warrants expire on March 31, 2014. The initial conversion price of the Trident Note and initial exercise price of the warrant is $1.00 per share of common stock, subject to anti-dilution provisions. The notes contain certain reset provisions which, if triggered, would require the Company to record a beneficial conversion expense for the difference between the market price and new adjusted price. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs and will be amortized over the life of the loan. Interest is due monthly and payable in cash unless Trident elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by subsidiaries of the Company. As defined in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. In March 2004, Trident waived compliance with certain negative covenants contained in the Trident Note to permit the Company to issue of up to $12 million of convertible notes and warrants in a private placement. In connection with the recent extension of the Trident Note, Trident waived compliance with all financial covenants contained in the Trident Note until the maturity date (see note 19).

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 13 - CONVERTIBLE DEBENTURES (Continued)

The Company has allocated the proceeds from issuance of the Trident Note and warrants based on a fair value basis for each item. Consequently, the convertible Trident promissory note was recorded with discounts of $1,175 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The discount was fully amortized and recorded as interest expense as of December 31, 2004.

Under the terms of the loan agreement, if the Company files a registration statement relating to any of its securities, it is required to notify Trident in writing and, upon Trident's request, will include in the registration statement the offer and sale of the shares of the common stock issuable upon Trident's conversion of the note.

In September 2004, the Company repaid $50,000 of principal outstanding on the note.

In April and July 2004, the Company commenced a private placement of convertible promissory notes bearing interest at 1.58% per annum together with warrants to purchase shares of common stock in the Company at an exercise price of $2.00 per share. The notes are payable in April and July 2005 and subordinated to the Trident Note. The notes are mandatorily convertible into shares of the Company's common stock upon the earlier of: (i) the Company's filing of an amendment to the Company's Certificate of Incorporation increasing the number of shares of common stock the Company is authorized to issue such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock, or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of common stock such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock. The initial conversion price of the note is $1.00 per share of common stock subject to certain adjustments. As of December 31, 2004 the Company issued $6,890,000 in principal of notes, which were converted into 6,899,053 shares of the Company's common stock as a result of the Company's filing of an amendment to its Certificate of Incorporation increasing its authorized shares of common stock. The Company also issued 3,445,000 warrants to purchase shares of common stock in the Company. The Company has allocated the proceeds from issuance of the convertible notes and warrants based on a fair value basis for each item.

Consequently, the convertible promissory notes were recorded with discounts of $3,211,400 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. Beneficial conversion discounts of $3,678,600 were recorded since the promissory notes were convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.59 and $1.51 when the notes were made. As of December 31, 2004, the discounts related to the ascribed value of the warrants and beneficial conversion feature were fully amortized as the notes were converted into common stock of the Company. The Company paid offering costs of $358,250 and issued warrant to purchase 61,250 shares of common stock in payment of consulting fees in connection with the financing.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 13 - CONVERTIBLE DEBENTURES (Continued)

A beneficial conversion discount of $540,000 was recorded since the Westwood Note was convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.54 when the note was made. This discount is being amortized over the term of the loan. As of December 31, 2004, the Company amortized $212,394 of the discount.

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

On November 18, 2004 the Company entered into a loan agreement to borrow $1,000,000 from DDH Resources II Limited ("DDH II"), pursuant to a 12% convertible promissory note (the "DDH II Note"). The DDH II Note matures on the earlier of May 18, 2005, or the completion of subsequent equity financing in the total aggregate amount of $3,000,000. The initial conversion price of the DDH II
Note is $1.10 per share of common stock, subject to anti-dilution provisions. DDH II was issued warrants to purchase 500,000 shares of the Company's common stock at $2.00 per share as an additional incentive to make the loan. The warrants expire on November 19, 2007. The DDH II note is subordinated to the note payable due to Trident or future senior indebtedness.

A beneficial conversion discount of $409,309 was recorded since the DDH II Note was convertible into common shares of stock at a rate of $1.10 per share while the prevailing common stock share price was $1.20 when the note was made. In addition, the convertible promissory note was recorded with a discount of $318,400 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. These discounts are being amortized over the term of the loan. As of December 31, 2004, the Company amortized $135,602 of the discounts.

Interest is due on the earlier of the maturity date or the note conversion date and payable in cash unless DDH II elects to have the interest paid in common stock of the Company.

NOTE 14 - STOCKHOLDERS' EQUITY

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

On March 23, 2004, Stephen P. Harrington surrendered for cancellation 7,380,000 of his shares of the Company's common stock in order to facilitate the transaction described below.

On March 23, 2004, the following transactions were consummated:

(a) Pursuant to a stock purchase agreement by and between the Company and Touchstone Canada, the Company purchased 100% of the issued and outstanding shares of capital stock, no par value per share, of Touchstone Texas, a development stage corporation and wholly-owned subsidiary of Touchstone Canada. As consideration for the acquisition, the Company issued 7,000,000 shares of its common stock to Touchstone Canada valued at $70,000 by an independent valuation consultant. Upon the consummation of the acquisition, the Company paid an advisory fee consisting of 280,000 shares of its common stock, which was valued at $2,800.

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

In April through July 2004, as an incentive for the lenders to loan a total of $6,890,000 to the Company, the Company issued to the lenders warrants to purchase a total of 3,445,000 shares of the Company's common stock at an exercise price of $2.00 exercisable immediately. The warrants expire in three years (see Note 13).

In June and July 2004, the Company issued 6,899,053 shares of common stock upon the conversion of the promissory notes in the principal amount of $6,890,000 plus accrued interest due thereon.

On July 15, 2004, the Company issued warrants to purchase 61,250 shares of common stock in compensation for consulting services provided in connection with the private placement offering. (See Note 13) The warrants have an exercise price of $2.00, exercisable immediately and expire in three years.

On July 19, 2004, the Company obtained $3,000,000 from AltaFin, B.V., a Netherlands Antilles Company, in consideration for which units were issued that were comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one share of common stock at an exercise price of $2.00 per share and terminates three years from the date of grant. In connection with the financing, the Company incurred offering costs of $150,000 plus it issued 285,000 shares of common stock for consulting fees.

On September 7, 2004, the Company issued 20,000 shares of common stock to Sanders Morris Harris, Inc. ("SMH") as compensation for the financial advisory service SMH will provide for twelve months. The 20,000 shares were valued at $24,800 and recorded as deferred compensation. As of December 31, 2004, $8,200 has been charged to expense.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

On November 1, 2004, the Company's Board of Directors approved and commenced an offering of up to 1,500,000 Units of its securities, each unit consisting of two shares of the Company's common stock and one three-year $2.00 common stock purchase warrant for a unit offering price of $2.10. During November 2004, the Company sold 49,500 units in which 99,000 shares of common stock and 49,500 warrants were issued for an aggregate purchase price of $103,950. Offering costs of $10,395 were accrued but not yet paid for. During December 2004, the Company sold 132,738 units in which 265,476 shares of common stock and 132,738 warrants were issued for an aggregate purchase price of $278,750. Offering costs of $27,875 were accrued but not yet paid for.

Stock Warrants

The Company had the following outstanding common stock warrants to purchase its securities at December 31:

                                                 2004                                       2003
                                 ---------------------------------------    ----------------------------------------
                                     Number of          Exercise Price          Number of           Exercise Price
Expiration Date                   Warrants issued          Per Share         Warrants issued          Per Share
----------------------------     -------------------    ----------------    -------------------    -----------------

April 2007                                 3,449,527    $           2.00                     --    $              --
July 2007                                  1,561,250    $           2.00                     --    $              --
November 2007                                500,000    $           2.00                     --    $              --
November and
    December 2007                            182,238    $           2.00
March 2014                                   250,000    $           1.00                     --    $              --
                                 -------------------                        -------------------
Common Stock                               5,943,015                                         --
                                 ===================                        ===================


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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 15 - SETTLEMENT OF LAWSUIT WITH CLAYTON WILLIAMS (Continued)

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

      F. Knox Miss LP was deemed to have paid all amounts owed to Clayton Williams as of April 30, 2004 and received a credit from Clayton Williams in the amount of $1,000,000. The credit was applied to Knox Miss LP's share of the drilling costs of the Gammill well, which was estimated to be $1,649,999, as well as the final monthly payment of Knox Miss LP's AMI management fee owed to Clayton Williams in the amount of $20,833 (See Note 7). As of December 31, 2004, the prepaid advance to the operator was $1,551,233.

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


NOTE 16 - CONCENTRATIONS

A majority of the Company's equity investments in oil and gas entities have a common general partner/managing member of PHT Gas, LLC.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 17 - COMMITMENTS AND CONTINGENCIES

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


NOTE 18 - OPERATING LEASES

During 2004, the Company subleased office space from its officer and director for a total of $556 per month. The lease is renewable on a month to month basis. During the year ended December 31, 2004, the Company paid $4,190 of rent expense for the office lease.

On October 4, 2004, the Company's wholly-owned subsidiary, Touchstone Texas, entered into a lease agreement for new office space in Houston of Texas. The lease is for seven and half years with annual rent increasing, on a sliding scale, from $68,000 to $130,000 during the lease period. The Company paid $106,851 under the lease for old office space that expired in November 2004 and $9,367 for the new lease for the year ended December 31, 2004.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 19 - SUBSEQUENT EVENTS

On January 6, 2005, the Company was subject to a capital call of $100,000 from PHT Wharton.

On January 6, 2005, the Company was subject to a capital call of $100,000 from LSP.

On February 24, 2005, the Company was subject to a capital call of $100,000 from PHT Wharton.

On February 24, 2005, the Company was subject to a capital call of $100,000 from Maverick Basin Exploration, LLC.

On March 3, 2005, the Company was subject to a capital call of $500,000 from PHT Wharton.

On March 8, 2005, the Company was subject to a capital call of $100,000 from PHT Vicksburg.

On March 8, 2005, The Company was subject to a capital call of $275,000 from PHT Wharton.

On March 11, 2005, the Company was subject to a capital call of $300,000 from Maverick Basin Exploration, LLC.

On March 17, 2005, the Company was subject to a capital call of $158,000 from PHT La Paloma.

On March 18, 2005, Knox Miss LP received $500,000 from Clayton Williams as reimbursements for prepaid drilling costs that Clayton Williams had on account.

On March 29, 2005, the Company filed a Certificate of Designation with the Delaware Secretary of State to designate 2,000,000 of its authorized but unissued shares of preferred stock as Series A Convertible Preferred Stock. Each share of the Series A convertible preferred stock ("Series A Shares") is initially convertible into ten (10) shares of the Company's common stock at an initial conversion price of $1.10 per share. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. In addition, if, prior to June 30, 2005, the Company issues additional shares of common stock or securities convertible or exercisable into shares of common stock in a capital raising transaction in which the Company realizes net proceeds equal to at least fifty percent (50%) of the net proceeds realized in the Regulation D Offering (as defined below), the conversion price in effect immediately prior to such issuance will automatically be adjusted to a price equal to the aggregate consideration per share received by the Company in such transaction.

The Series A Shares are convertible at any time at the option of the holder, and are subject to mandatory conversion in the event that: (i) there is an effective registration statement covering the public sale of the shares of the Company's common stock underlying the Series A Shares; and (ii) the volume weighted average closing price per share of the Company's common stock for 20 consecutive trading days is equal to or greater than 150% of the conversion price. In the event of a merger or other transaction in which the Company is not the surviving corporation, the Series A Shares and all accrued and unpaid dividends due thereon, will automatically convert into common stock and participate in such merger or other transaction.

Holders of our Series A Shares are entitled to receive dividends at the rate of eight percent (8%) per annum of the $11.00 stated value of such shares payable on an annual basis on December 31 of each year after issuance, or upon earlier conversion, out of funds legally available therefore; provided, however, that at the option of the holder, such dividends shall be payable in kind at the rate of 12% per annum of the $11.00 stated value of such shares by issuance of shares of the Company's common stock having a fair market value equal to the amount of the dividend. For this purpose, fair market value is defined as the average of the high and low bid prices for the Company's shares of common stock as reported on the OTC Bulletin Board for the five (5) trading days immediately preceding the date the dividend is paid.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 19 - SUBSEQUENT EVENTS (Continued)

In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A Shares shall be entitled to a liquidation preference of $11.00 per share plus all accrued and unpaid dividends prior to any payment or distribution to holders of shares of the common stock.

Except as otherwise provided in the Delaware General Corporation Law, the shares of Series A convertible preferred stock have no voting rights.

In the first quarter of 2005 the Company commenced in concurrent private offerings (the "Offerings") of units comprised of shares of its series A convertible preferred stock and warrants to purchase shares of its common stock at a purchase price of $11.00 per unit. Each unit is comprised of one share of its series A convertible preferred stock and one common stock purchase warrant. Each share of series A convertible preferred stock is immediately convertible at the option of the holder into ten (10) shares of common stock at an initial conversion price of $1.10 per share. Each warrant is immediately exercisable into five (5) shares of common stock at an exercise price of $1.50 per share for a term of three years.

The warrants have a call provision if the volume weighted average closing price per share of the Company's common stock for twenty consecutive trading days following the effectiveness of the registration of the shares underlying the warrants is equal to or greater than 150% of the exercise price, the Company will have unlimited discretion to call the warrants for surrender fifteen (15) business days after it provides written notice to the holders of the warrants. If the warrants are not exercised during such fifteen (15) business day period, they will terminate.

The exercise price of the warrants will be adjusted for stock splits, combinations, recapitalization and stock dividends. In addition, if the Company issues additional warrants or options which have an exercise price less than the exercise price of the warrants in effect immediately prior to such issuance, in a capital raising transaction that closes prior to June 30, 2005 in which the Company realizes net proceeds equal to at least fifty percent (50%) of the net proceeds realized in the Regulation D Offering, the exercise price of the warrants will automatically be adjusted to a price equal to the exercise price per share of such other warrants or options.

The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, but in no case late than 90 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 90 days after the termination of the offering or if the registration statement is not declared effective within 180 days after the termination of the offering.

The first offering is being carried out on a "best efforts" basis solely to a limited number of accredited investors in the United States (the "Regulation D Offering"). The second offering is being carried out on a "best efforts" basis solely to a limited number of accredited investors who are not "U.S. persons" (the "Regulation S Offering").

On March 30, 2005, the Company conducted an initial closing of the Regulation D Offering in which it sold 204,100 units for aggregate gross proceeds of $2,245,100. The Company paid commissions and expenses of $291,857 to Legend Merchant Group, Inc. ("Legend"), a broker-dealer registered under the Securities Exchange Act of 1934, as amended, and member of the NASD and the SIPC.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 19 - SUBSEQUENT EVENTS (Continued)

As of April 5, 2005, the Company sold 247,727 units in the Regulation S Offering for aggregate gross proceeds of $2,724,997. The Company paid investment banking fees in the amount of $220,000 to an independent third party consultant in connection with this transaction.

On March 23, 2005, the Company issued a warrant to Trident Growth Fund to purchase 100,000 shares of common stock at an initial exercise price of $1.20 per share in consideration of Trident extending the due date of its $2,050,000 convertible promissory note to March 24, 2006 and waivering all financial covenants on the convertible note. The warrants are exercisable immediately and expire on March 31, 2014.

During January and February 2005, the Company sold a total of 236,614 units in which 473,228 shares of common stock and 236,614 warrants were issued for a total purchase price of $496,800 related to the private placement offering commenced in November 2004 (see Note 14). In March 2005, the Company paid $87,579 and issued warrants to the placement agent to purchase 83,770 shares of common stock in compensation for services provided by the placement agent.

In compensation for the services provided by Legend in connection with the Regulation D and Regulation S Offerings, the Company issued warrants to Legend to purchase 677,741 shares of common stock in April 2005.

NOTE 20 - NOTES PAYABLE SUMMARY

The following schedule summarizes the current and non-current portion of Company's debts included in Note 11 through Note 13:

Payable to                            Current       Non-current       Total
--------------------------------    -----------     -----------    -----------
SPH Investment, Inc.                $    75,000     $        --    $    75,000
Louisiana Shelf Partners, LP             82,047              --         82,047
2001 Hackberry Drilling Fund, LP         59,494              --         59,494
                                    -----------     -----------    -----------
Subtotal - related parties              216,541              --        216,541

IL Resources                            210,000              --        210,000
South Oil                                87,500              --         87,500
John Paul Dejoria                       128,857              --        128,857
Other                                    10,866              --         10,866
Trident                                      --       2,050,000      2,050,000
Westwood                              1,000,000              --      1,000,000
DDH II                                1,000,000              --      1,000,000
Endeavour                               181,000       1,819,000      2,000,000
                                    -----------     -----------    -----------
                                      2,834,764       3,869,000      6,703,764
Less:  unamortization discounts        (919,713)              0       (919,713)
                                    -----------     -----------    -----------
                                    $ 1,915,051     $ 3,869,000    $ 5,784,051
                                    ===========     ===========    ===========

Maturities on debts are as follows:

Year Ending December 31:
               2005                 $ 1,915,051
               2006                   2,741,000
               2007                     592,000
               2008                     465,000
               2009                      71,000
                                    -----------
                                     $5,784,051
                                    ===========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 21 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2004 and 2003 were as follows:

                                             2004                     2003
                                        ---------------         ----------------
Interest                                $       172,200         $             --
                                        ===============         ================
Income taxes, net                       $            --         $             --
                                        ===============         ================


Non-Cash Investing and Financing Transactions:

On March 23, 2004, the Company issued 7,000,000 shares of common stock to Touchstone Canada valued at $70,000 for the acquisition of 100% ownership interest in Touchstone Texas. In connection with this acquisition, the Company issued 280,000 shares of common stock to an investment banker valued at $2,800.

On March 23, 2004, the Company issued 100,000 shares of common stock to Touchstone Canada valued at $1,000 for Touchstone Louisiana's acquisition of 10% membership interest in LS Gas, LLC.

The Company recorded a discount of $540,000 related to the beneficial conversion feature on the Westwood AR Note.

The Company recorded discounts of $3,678,600 and $3,211,400 related to the beneficial conversion feature and value of attached warrants, respectively, on the converted notes of $6,890,000 (see Note 14).

The Company recorded discounts of $409,309 and $318,400 related to the beneficial conversion feature and value of attached warrants, respectively, on the DDH II Note.

In September 2004, the Company issued 20,000 shares of common stock for financial advisory fee and recorded $24,800 as deferred compensation.

In August 2004, PF Louisiana issued a promissory note of $192,000 to IL Resources, Inc. for the payment IL Resources, Inc. made to South Oil on behalf of PF Louisiana to acquire oil and gas leasehold interests.

In April 2004, Touchstone Louisiana issued a promissory note of $2,000,000 to Endeavour as part of the consideration for its acquisition of the 24.9975% class A limited partnership interest in LSP.

In February 2004, Knox Gas issued a promissory note of $4,500,000 to Endeavour as part of the consideration for its acquisition of the 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

Oil and Gas Reserves

The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved development oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by an outside petroleum engineer. All proved developed reserves of oil and gas are located in Texas.

The following table presents estimates of the Company's net proved developed oil and gas reserves:

                                                                 December 31,
                                                              ------------------
                                                                2004        2003
                                                              ---------     ----
Proved developed reserves (mcf), beginning of year                   --       --

Purchase of proved developed reserves (mcf), in place                         --
                                                                     --       --
Production                                                           --       --
Extension of reservoir                                               --       --
Revisions of previous estimates                                      --       --
                                                              ---------     ----

Proved developed reserves (mcf), end of year                         --       --
                                                              =========     ====
Equity in reserves (mcf) in equity method investees           1,331,000       --
                                                              =========     ====


Capitalized Costs Relating to Oil and Gas Producing Activities

                                                    December 31, 2004                            December 31, 2003
                                         ----------------------------------------    ---------------------------------------
                                            United         New                         United          New
                                            States        Zealand        Total         States        Zealand         Total
                                         ------------    ----------    ----------    ----------    -----------    ----------
Unproved oil and gas properties          $  4,763,310    $       --    $4,763,310    $       --    $        --    $       --
Proved oil and gas properties                      --            --            --            --             --            --
                                         ------------    ----------    ----------    ----------    -----------    ----------
Total capitalized costs                     4,763,310            --     4,763,310            --             --            --
                                         ============    ==========    ==========    ==========    ===========    ==========
Accumulated depreciation,
   depletion and amortization                      --            --            --            --             --            --
                                         ------------    ----------    ----------    ----------    -----------    ----------
Net capitalized costs                    $  4,763,310    $       --    $4,763,310    $       --    $        --    $       --
                                         ============    ==========    ==========    ==========    ===========    ==========
Company's share of equity
   method investees' net
   capitalized costs                     $  4,634,629    $  237,900    $4,872,529    $       --    $        --    $       --
                                         ============    ==========    ==========    ==========    ===========    ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities for the Years Ended December 31:

                                                            2004                                      2003
                                         ----------------------------------------    ---------------------------------------
                                            United          New                        United          New
                                            States        Zealand         Total        States        Zealand        Total
                                         ------------    ----------    ----------    ----------    -----------    ----------
Acquisition of properties
  Proved                                 $         --    $       --    $       --    $       --    $        --    $       --
  Unproved                                    730,596            --       730,596            --             --            --
Exploration costs                           1,501,398            --     1,501,398            --             --            --
Development costs                                  --            --            --            --             --            --
                                         ------------    ----------    ----------    ----------    -----------    ----------
  Total                                  $  2,231,994    $       --    $2,231,994    $       --    $        --    $       --
                                         ============    ==========    ==========    ==========    ===========    ==========
Company's share of equity
  method investees' costs of
  property acquisition,
  exploration, and development           $  6,949,203    $  977,899    $7,927,102    $       --    $        --    $       --
                                         ============    ==========    ==========    ==========    ===========    ==========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69, "Disclosure about Oil and Gas Producing Activities", prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates for where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                                                     December 31,
                                                              ------------------------
                                                                   2004        2003
                                                              ------------    --------
Future cash inflows                                           $         --    $     --
Future production costs                                                 --          --
Future development costs                                                --          --
Future income tax expense                                               --          --
                                                              ------------    --------
Future net cash flows (undiscounted)                                    --          --

 Annual discount of 10% for estimated timing                            --          --
                                                              ------------    --------
 Standardized measure of future net                           $         --    $     --
                                                              ============    ========
 Equity in standardized measure of equity method investees    $  4,805,186    $     --
                                                              ============    ========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31:

                                                                        2004            2003
                                                                    -------------    -----------
       Standardized measure, beginning of period                    $          --    $        --
       Net changes in prices and production costs                              --             --
       Future development costs                                                --             --
       Revisions of previous quantity estimates                                --             --
       Extension of reservoir                                                  --             --
       Sale of reserves in place                                               --             --
       Accretion of discount                                                   --             --
       Changes in income taxes, net                                            --             --
       Purchased reserves                                                      --             --
                                                                    -------------    -----------
       Standardized measure, end of period                          $          --    $        --
                                                                    =============    ===========
       Equity in standardized measure of equity method investees    $   4,805,186    $        --
                                                                    =============    ===========

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at December 31, 2004:

                                       PHT Vicksburg       Awakino South          PHT Stent
                                       Partner's, L.P.     Exploration, LLC     Partners, L.P.
                                       ---------------     ---------------     ---------------
Total Assets                           $     1,721,458     $     3,814,696     $        96,815
                                       ===============     ===============     ===============
Total Liabilities                      $       423,562     $       104,974     $       248,115
                                       ===============     ===============     ===============
Results of Operations
   Sales                               $       791,041     $            --     $            --
   Gross profit                        $       401,262     $            --     $            --
   Net loss                            $      (224,576)    $    (1,028,445)    $    (2,713,799)

Company's share of equity method
   investees' results of operations
   for producing activities            $       (57,951)    $       (94,000)    $      (537,903)

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

                                                          Louisiana Shelf       PHT Wharton
                                         LS Gas, LLC       Partners, L.P.      Partners, L.P.
                                       ---------------    ---------------     ---------------
Total Assets                           $            --    $     5,555,342     $     3,579,006
                                       ===============    ===============     ===============
Total Liabilities                      $            --    $       491,569     $     2,107,617
                                       ===============    ===============     ===============
Results of Operations
   Sales                               $            --    $            --     $        31,262
   Gross profit                        $            --    $            --     $        21,169
   Net loss                            $            --    $    (3,877,828)    $    (4,940,611)

Company's share of equity method
   investees' results of operations
   for producing activities            $            --    $      (876,573)    $      (935,335)


                                          PHT Vela         PHT Good Friday      PHT Martinez
                                        Partners, L.P.     Partners, L.P.      Partners, L.P.
                                       ---------------     ---------------     ---------------
Total Assets                           $     1,322,680     $     4,052,019     $     3,019,341
                                       ===============     ===============     ===============
Total Liabilities                      $            --     $            --     $            --
                                       ===============     ===============     ===============
Results of Operations
   Sales                               $            --     $            --     $            --
   Gross profit                        $            --     $            --     $            --
   Net loss                            $    (2,602,320)    $      (565,981)    $      (330,659)

Company's share of equity method
   investees' results of operations
   for producing activities            $      (750,081)    $       (87,263)    $       (66,019)

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

                                            Maverick Basin       PHT La Paloma
                                            Exploration, LLC    Partners, L.P.
                                            ---------------     ---------------
Total Assets                                $     2,578,831     $     5,020,085
                                            ===============     ===============
Total Liabilities                           $     3,976,204     $            --
                                            ===============     ===============
Results of Operations
   Sales                                    $            --     $            --
   Gross profit                             $            --     $            --
   Net loss                                 $    (2,529,497)    $       (72,344)

Company's share of equity method
   investees' results of operations
   for producing activities                 $      (100,000)    $        (7,958)

                                  EXHIBIT INDEX

Exhibit
-------

3.3         Certificate of Amendment to Certificate of Incorporation

10.22 Amendment and Waiver to 12% Secured Convertible Promissory Note, dated March 23, 2004, by and between the Company and Trident Growth Fund, L.P.

21.1        Subsidiaries of the Company

31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of Chief Executive Officer and Treasurer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended