Form 10QSB
period 2005-03-31
TOUCHSTONE RESOURCES USA, INC.
filed 2005-05-16
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                          Commission file no. 000-50228
                                              ---------

                         TOUCHSTONE RESOURCES USA, INC.
            ------------------------------------------------------
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

                                 (610) 771-0680
                    ---------------------------------------
                (Issuer's Telephone Number, including Area Code)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|  No  |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 60,756,757 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of May 12, 2005.

      Transitional Small Business Disclosure Format (check one):

Yes  |_|  No  |X|

                         TOUCHSTONE RESOURCES USA, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR FISCAL QUARTER ENDED MARCH 31, 2005


                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1  Financial Statements...................................................1
          Condensed Consolidated Balance Sheets (Unaudited)....................2
          Condensed Consolidated Statements of Operations (Unaudited)..........3
          Condensed Consolidated Statements of Cash Flows (Unaudited)..........4
          Notes to Condensed Consolidated Financial Statements.................5
Item 2  Management's Discussion and Analysis..................................17
Item 3  Controls and Procedures...............................................26

                               PART II

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds...........27
Item 6  Exhibits .............................................................27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                              March 31,      December 31,
                                                                                 2005            2004
                                                                             ------------    ------------
                                                                              (Unaudited)      (Audited)
Current assets
   Cash and cash equivalents                                                 $  3,813,843    $    594,182
   Restricted cash - joint interest                                             1,567,788       1,139,753
   Accounts receivable - joint interest                                         3,097,741       2,945,421
   Accounts receivable - joint interest related party                           3,920,394       3,354,468
   Notes and interest receivable                                                   70,041          66,559

   Due from related party                                                         188,588         188,588
   Prepaid expenses and advances to operators                                     361,757       1,593,079
                                                                             ------------    ------------

Total current assets                                                           13,020,152       9,882,050

Undeveloped oil and gas interests, using successful efforts                     4,838,348       4,763,311
Investment in limited partnerships and liability companies                      7,467,927       6,117,046
Fixed assets, net                                                                  48,290          50,958
Deposits                                                                           30,149          30,149
                                                                             ------------    ------------
                                                                             $ 25,404,866    $ 20,843,514
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                     $  1,146,983    $    854,798
   Accounts payable - joint interest                                            9,365,671       8,224,332
   Notes payable                                                                  684,750         618,223
   Notes payable - related party                                                  216,541         216,541
   Limited partnership subscriptions payable                                      200,000         200,000
   Convertible debentures, net                                                  3,596,559       1,080,287
                                                                             ------------    ------------

Total current liabilities                                                      15,210,504      11,194,181
                                                                             ------------    ------------

Note payable - noncurrent                                                       1,691,373       1,819,000
Convertible debenture - noncurrent                                                     --       2,050,000
                                                                             ------------    ------------

                                                                                1,691,373       3,869,000
                                                                             ------------    ------------

Total liabilities                                                              16,901,877      15,063,181
                                                                             ------------    ------------

Commitment and contingencies

Minority interest                                                               2,937,157       3,078,820

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares;
        shares issued and outstanding - 490,994 at March 31, 2005 and 0 at
        December 31, 2004; Liquidation preference: $5,402,118                         491              --
   Common stock; $.001 par value; authorized - 150,000,000 shares;
        shares issued and outstanding - 60,756,757 and 285,000 issuable at March 31, 2005 and 59,919,053 issued and outstanding
        and 649,476 issuable at December 31, 2004                                  61,042          60,569
   Additional paid-in capital                                                  25,141,393      18,338,476
   Deferred compensation                                                               --         (16,600)
   Deficit accumulated during the development stage                           (19,637,094)    (15,680,932)
                                                                             ------------    ------------
Total stockholders' equity                                                      5,565,832       2,701,513
                                                                             ------------    ------------
                                                                             $ 25,404,866    $ 20,843,514
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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months               March 5, 2001
                                                                 Ended March 31,            (Inception) to
                                                           -----------------------------       March 31,
                                                                2005           2004             2005
                                                           -------------   -------------    -------------
Operator revenues                                          $     115,296   $       6,622    $     316,105
                                                           -------------   -------------    -------------
Expenses:
   Exploration expenses                                            8,820          72,375        1,510,218
   Impairment of oil and gas properties                          790,177              --          965,997
   Impairment of goodwill                                             --              --          657,914
   Bad debt expense                                                   --          15,454           15,454
   General and administrative                                    858,669         458,573        3,251,792
                                                           -------------   -------------    -------------

Total expenses                                                 1,657,666         546,402        6,401,375
                                                           -------------   -------------    -------------

Loss from operations                                          (1,542,370)       (539,780)      (6,085,270)
                                                           -------------   -------------    -------------

Other (income) expense
   Loss from limited partnerships and limited liability
    companies                                                    555,019           4,735        4,061,263
   Impairment of equity investment                                    --              --          139,502
   Interest income                                                  (493)         (5,570)          (9,298)
   Interest expense                                              596,220          21,079        8,564,418
                                                           -------------   -------------    -------------

Total other expense                                            1,150,746          20,244       12,755,885
                                                           -------------   -------------    -------------

Loss before minority interest and pre-acquisition losses      (2,693,116)       (560,024)     (18,841,155)

Addback:
   Minority interest                                             258,352             959          514,146
   Pre-acquisition losses                                             --         461,270          211,315
                                                           -------------   -------------    -------------

Total minority interest and pre-acquisition losses               258,352         462,229          725,461
                                                           -------------   -------------    -------------

Net Loss                                                      (2,434,764)        (97,795)     (18,115,694)


Preferred dividend on Series A Preferred Stock                (1,521,400)             --       (1,521,400)
                                                           -------------   -------------    -------------

Net loss to common stockholders                            $  (3,956,164)  $     (97,795)   $ (19,637,094)
                                                           =============   =============    =============

Net loss per common share  - basic and diluted             $       (0.07)  $       (0.00)   $       (0.15)

                                                           =============   =============    =============

Weighted average number of common shares
  outstanding - basic and diluted                             60,772,785     125,711,264      129,991,306
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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months Ended        March 5, 2001
                                                                               March 31,            (Inception) to
                                                                       --------------------------      March 31,
                                                                           2005          2004            2005
                                                                       -----------    -----------    ------------
Cash flows from operating activities
Net cash used in operating activities                                  $  (654,644)   $    (5,357)   $ (2,646,168)
                                                                       -----------    -----------    ------------

Cash flows from investing activities
    Cash acquired from acquisition of wholly-owned subsidiaries
      and limited partnership interest                                          --          4,715           4,715

    Repayment of note receivable                                             2,000             --           2,000
    Repayment of note receivable - related party                                --             --          21,639
    Notes receivable                                                        (4,989)            --        (186,358)
    Notes receivable - related party                                            --             --         (54,975)
    Purchase of oil and gas interests and drilling costs                   (61,066)            --      (2,389,519)
    Refund of payments for oil and gas interests and drilling costs        500,000             --         500,000
    Deposit on future investments                                               --       (350,000)             --


    Investment in limited partnership interests                         (1,915,900)    (1,133,000)    (10,002,775)
    Distributions from limited partnerships                                 10,000             --          36,385
    Purchase of fixed assets                                                (2,320)            --         (29,261)
                                                                       -----------    -----------    ------------

Net cash used in investing activities                                   (1,472,275)    (1,478,285)    (12,098,149)
                                                                       -----------    -----------    ------------

Cash flows from financing activities
    Advances from stockholder                                                   --             --          10,000
    Repayments to stockholder                                                   --             --         (10,000)
    Proceeds from notes payable                                                 --          3,000         807,100
    Proceeds from notes payable - related party                                 --             --         279,000
    Repayment of notes payable                                             (61,100)            --      (5,256,100)
    Repayment of notes payable - related party                                  --             --         (91,500)
    Proceeds from issuance of convertible debt                                  --      2,100,000      11,090,000
    Repayment of convertible debt                                               --       (100,000)       (150,000)
    Loan costs                                                                  --       (104,000)       (104,000)
    Capital contributed by officer                                              --         15,000          15,000
    Minority contributions, net of issuance costs                          116,690             --       3,442,190
    Proceeds from issuance of preferred stock, net of issuance costs     4,843,789             --       4,843,789
    Proceeds from issuance of common stock, net of issuance costs          447,201             --       3,682,681
                                                                       -----------    -----------    ------------

Net cash provided by financing activities                                5,346,580      1,914,000      18,558,160

Net increase in cash and cash equivalents                                3,219,661        430,358       3,813,843

Cash and cash equivalents at beginning of year                             594,182         91,578              --
                                                                       -----------    -----------    ------------

Cash and cash equivalents, end of period                               $ 3,813,843    $   521,936    $  3,813,843
                                                                       ===========    ===========    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Touchstone Resources USA, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except impairment on certain oil and gas properties. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment which is the acquisition, exploration and development of natural gas and oil properties. The Company's operations are conducted in two geographic areas as follows:

Operating revenues for the three months ended March 31, 2005 and 2004 by geographical area were as follows:

                                                March 31,
                                      ----------------------------
                                          2005            2004
                                      -----------      -----------
            United States             $   115,296      $     6,622
            New Zealand                        --               --
                                      -----------      -----------

                                      $   115,296      $     6,622
                                      ===========      ===========

Long-lived assets as of March 31, 2005 and December 31, 2004 by geographical area were as follows:

                                       March 31,       December 31,
                                         2005              2004
                                      -----------      -----------
            United States             $11,851,866      $10,669,066
            New Zealand                   502,699          262,249
                                      -----------      -----------

                                      $12,354,565      $10,931,315
                                      ===========      ===========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

The number of shares of common stock and the loss per share for the three months ended March 31, 2005 and 2004 have been updated to reflect the 25 for 1 stock split effected in March 2004.

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2005           2004
                                                     -----------     -----------
            Warrants                                   9,212,833         250,000
            Convertible debt                           3,959,091       2,100,000
            Series A convertible preferred stock       4,909,940              --
                                                     -----------     -----------

                                                      18,081,864       2,350,000
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

The Company believes that the proceeds that it plans to raise from private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through March 2006. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 5 - DUE FROM RELATED PARTY

As of March 31, 2005, the Company had advanced $50,975 to PHT Vicksburg Partners, LP ("PHT Vicksburg"), a limited partnership in which the Company has an equity interest, and $35,000 to Touchstone Resources, Ltd. ("Touchstone Canada"), respectively. The president of Touchstone Canada served as the president of Touchstone Texas until his resignation on June 2, 2004. In addition, the Company was owed $101,607 from Touchstone Canada for payment of accounts payable, which Touchstone Canada had agreed to assume prior to the Company's acquisition of Touchstone Texas.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:

                                                      March 31, 2005               December 31, 2004
                                               ----------------------------     ---------------------------
                                                                 Temporary                       Temporary
                                                                 Excess of                       Excess of
                                                                 Carrying                        Carrying
                                                                  Value                           Value
                                                 Carrying        Over Net        Carrying        Over Net
                                                   Value          Assets           Value          Assets
                                               ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
PHT Vicksburg Partners, LP                     $    338,214    $     31,514    $    404,552    $     47,631
Awakino South Exploration, LLC                      484,441         171,090         252,154              --
PHT Stent Partners, LP                               18,258          10,612          10,094          47,616
Louisiana Shelf Partners, LP                      2,521,542       1,274,532       2,484,428       1,219,497
PHT Wharton Partners, LP                          1,220,679              --         234,665              --
PHT Vela Partners, LP                               445,266          11,387         449,919          68,987
PHT Good Friday Partners, LP                        812,425          31,832         812,737         190,347
PHT Martinez Partners, LP                           835,922         236,152         833,981          36,151
PHT La Paloma Partners, LP                          782,039         147,034         625,375          73,166
Maverick Basin Exploration, LLC                          --              --              --         345,850
LS Gas, LLC                                           1,000           1,000           1,000           1,000
2001 Hackberry Drilling Fund Partners, LP             8,141              --           8,141              --
                                               ------------    ------------    ------------    ------------
                                               $  7,467,927    $  1,915,153    $  6,117,046    $  2,030,245
                                               ============    ============    ============    ============

The Company expects the temporary excess carrying value to decrease as the various entities receive payment of subscription receivables due them and generate cash flows from the sale of oil and gas produced from the proved oil and gas reserves.

The following table summarizes financial information for the limited partnerships and limited liability companies accounted for under the equity method of accounting at March 31, 2005 and December 31, 2004 and has been compiled from the financial statements of the respective entities:

                                    March 31, 2005  December 31, 2004
                                      -----------      -----------
                                      (Unaudited)      (Unaudited)

Total Assets                          $41,839,464      $30,760,273
                                      ===========      ===========

Total Liabilities                     $ 7,001,603      $ 7,352,041
                                      ===========      ===========


                                      Three Months Ended March 31,
                                      ----------------------------
                                         2005              2004
                                      -----------      -----------
                                      (Unaudited)      (Unaudited)
Results of Operations:
Revenue                               $   392,577      $        --
Loss from operations                  $(4,019,967)     $  (459,304)
Net Loss                              $(4,008,148)     $  (459,304)

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE

The following schedule summarizes the current and non-current portion of Company's debts as of March 31, 2005:

Payable to                               Current      Non-current        Total
                                      ------------    ----------      ----------
SPH Investment, Inc.                  $     75,000    $       --      $   75,000
Louisiana Shelf Partners, LP                82,047            --          82,047
2001 Hackberry Drilling Fund, LP            59,494            --          59,494
                                      ------------    ----------      ----------
Subtotal - related parties                 216,541            --         216,541

IL Resources                               150,000            --         150,000
South Oil                                   87,500            --          87,500
John Paul Dejoria                          128,857            --         128,857
Other                                        9,766            --           9,766
Endeavour                                  308,627     1,691,373       2,000,000
                                      ------------    ----------      ----------
Subtotal                                   684,750     1,691,373       2,376,123
                                      ------------    ----------      ----------

                                      $    901,291    $1,691,373      $2,592,664
                                      ============    ==========      ==========

The following schedule summarizes the current and non-current portion of Company's debts as of December 31, 2004:

Payable to                               Current      Non-current        Total
                                      ------------    ----------      ----------
SPH Investment, Inc.                  $     75,000    $       --      $   75,000
Louisiana Shelf Partners, LP                82,047            --          82,047
2001 Hackberry Drilling Fund, LP            59,494            --          59,494
                                      ------------    ----------      ----------
Subtotal - related parties                 216,541            --         216,541

IL Resources                               210,000            --         210,000
South Oil                                   87,500            --          87,500
John Paul Dejoria                          128,857            --         128,857
Other                                       10,866            --          10,866
Endeavour                                  181,000     1,819,000       2,000,000
                                      ------------    ----------      ----------
Subtotal                                   618,223     1,819,000       2,437,223
                                      ------------    ----------      ----------

                                      $    834,764    $1,819,000      $2,653,764
                                      ============    ==========      ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following at:

                                                        March 31,   December 31,
                                                          2005          2004
                                                       ----------    ----------
      12% Secured convertible note                     $2,050,000    $2,050,000
      12% Convertible promissory note                   1,000,000     1,000,000
      10% Convertible promissory note                   1,000,000     1,000,000
                                                       ----------    ----------

                                                        4,050,000     4,050,000

          Less unamortized discount                       453,441       919,713
                                                       ----------    ----------

                                                        3,596,559     3,130,287

          Less long-term portion                               --     2,050,000
                                                       ----------    ----------

      Current portion of convertible debentures        $3,596,559    $1,080,287
                                                       ==========    ==========

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

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS' EQUITY - (Continued)

Holders of the Series A Shares are entitled to receive dividends at the rate of eight percent (8%) per annum of the $11.00 stated value of such shares payable on an annual basis on December 31 of each year after issuance, or upon earlier conversion, out of funds legally available therefore; provided, however, that at the option of the holder, such dividends shall be payable in kind at the rate of 12% per annum of the $11.00 stated value of such shares by issuance of shares of the Company's common stock having a fair market value equal to the amount of the dividend. For this purpose, fair market value is defined as the average of the high and low bid prices for the Company's shares of common stock as reported on the OTC Bulletin Board for the five (5) trading days immediately preceding the date the dividend is paid.

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

In the first quarter of 2005, the Company commenced concurrent private offerings (the "Offerings") of units comprised of shares of its series A convertible preferred stock and warrants to purchase shares of its common stock at a purchase price of $11.00 per unit. Each unit consisted of one share of series A convertible preferred stock and one common stock purchase warrant. Each share of series A convertible preferred stock is immediately convertible at the option of the holder into ten (10) shares of common stock at an initial conversion price of $1.10 per share. Each warrant is immediately exercisable into five (5) shares of common stock at an exercise price of $1.50 per share for a term of three years.

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

The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, but in no case later than 90 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 90 days after the termination of the offering or if the registration statement is not declared effective within 180 days after the termination of the offering.

The first offering was conducted out on a "best efforts" basis solely to a limited number of accredited investors in the United States (the "Regulation D Offering"). The second offering was conducted out on a "best efforts" basis solely to a limited number of accredited investors who are not "U.S. persons" (the "Regulation S Offering").

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS' EQUITY - (Continued)

On March 30, 2005, the Company conducted an initial closing of the Regulation D Offering in which it sold 204,100 units for aggregate gross proceeds of $2,245,100. The Company paid commissions and expenses of $291,858 to Legend Merchant Group, Inc. ("Legend"), a broker-dealer registered under the Securities Exchange Act of 1934, as amended, and member of the NASD and the SIPC.

As of March 31, 2005, the Company was in the midst of closing its second round of the Regulation D Offering in which it sold 61,894 units for aggregate gross proceeds of $680,836. The Company accrued broker fees in the amount of $88,509 to Legend.

As of March 31, 2005, the Company sold 225,000 units in the Regulation S Offering for aggregate gross proceeds of $2,475,000. The Company paid investment banking fees in the amount of $220,000 to an independent third party consultant in connection with this transaction.

In compensation for the services provided by Legend in connection with the Regulation D Offerings, the Company issued warrants to Legend to purchase 398,991 shares of common stock during March 2005.

As a result of the Regulation D and Regulation S Offerings, as of March 31, 2005, the Company has issued a total of 490,994 shares of Series A preferred stock and warrants to purchase 2,454,970 shares of common stock to the investors. Under Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the Series A convertible preferred stock and warrants based on a fair value basis of each item. Consequently, the convertible Series A preferred stock was recorded with a discount of $760,700 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27, the discount for the warrant was recorded as a preferred dividend. An additional beneficial conversion discount of $760,700 was recorded since the Series A preferred stock is convertible into shares of common stock at an effective conversion price of $0.95 per share while the prevailing common stock share prices was $1.10. This discount was also recorded as a preferred dividend.

Common Stock

On November 1, 2004, the Company's Board of Directors approved and commenced an offering of up to 1,500,000 Units of its securities, each unit consisting of two shares of the Company's common stock and one three-year $2.00 common stock purchase warrant for a unit offering price of $2.10. During February 2005, the Company sold 236,614 units in which 473,228 shares of common stock and 236,614 warrants were issued for an aggregate purchase price of $496,890. Offering costs of $49,689 were paid. In March 2005, the Company issued warrants to the placement agent to purchase 83,770 shares of common stock in compensation for services provided by the placement agent.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS' EQUITY - (Continued)

Stock Warrants

The Company had the following outstanding common stock warrants to purchase its securities at March 31:

                                      2005                                2004
                          -----------------------------       -----------------------------
                           Number of      Exercise Price       Number of      Exercise Price
Expiration Date          Warrants issued     Per Share     Warrants issued       Per Share
---------------           -----------       -----------       -----------       -----------
April 2007                  3,445,000       $      2.00                --       $        --
July 2007                   1,561,250       $      2.00                --       $        --
November 2007                 500,000       $      2.00                --       $        --
November and
       December 2007          418,852       $      2.00                --       $        --
January 2008                   83,770       $      2.00                --       $        --
March 2008                  2,853,961       $      1.50                --       $        --
March 2014                    350,000       $      1.00           250,000       $      1.00
                          -----------                         -----------

Common Stock                9,212,833                             250,000
                          ===========                         ===========


NOTE 10 - CONCENTRATIONS

A majority of the Company's equity investments in oil and gas entities have a common general partner/managing member of PHT Gas, LLC.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES - (Continued)

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

NOTE 12 - SUBSEQUENT EVENTS

During April, 2005, the Company closed additional rounds of its Regulation D Offering in which it sold 136,342 units for aggregate gross proceeds of $1,499,760. The Company paid commissions and expenses of $194,967 to Legend. The Company also issued warrants to the placement agent to purchase 204,513 shares of common stock in compensation for services provided by the placement agent.

During April, 2005, the Company closed an additional round of its Regulation S Offering in which it sold 82,727 units for aggregate gross proceeds of $910,000.

On April 4, 2005, the Company was subject to a capital call of $750,000 from Touchstone Awakino.

On April 12, 2005, the Company was subject to a capital call of $500,000 from PHT Wharton.

On April 12, 2005, the Company was subject to a capital call of $100,000 from Maverick Basin.

On April 12, 2005, the Company was subject to a capital call of $50,000 from Touchstone Vicksburg.

On April 12, 2005, the Company was subject to a capital call of $100,000 from Touchstone Louisiana.

NOTE 13 - RECLASSIFICATION

For comparability, the 2004 figures have been reclassified where appropriate to conform with the financial statement presentation used in 2005. These reclassifications had no effect on reported net loss.

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

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

      o our ability to obtain sufficient financing to satisfy capital calls, debt obligations and operating expenses with respect to our oil and gas properties;

      o the accuracy of our reserve estimates and judgments when regarding oil and gas resources and formations and reservoir performance;

      o risks associated with the geographic concentration of substantially all of our properties in Texas, Louisiana, Mississippi and New Zealand;

      o our ability to identify and acquire properties with commercially productive reservoirs;

      o our failure to identify liabilities associated with the properties we acquire or obtain protection from sellers against such liabilities;

      o operational and drilling risks inherent in the exploration, development and production of oil and gas;

      o     market fluctuations in the prices of oil and gas;

      o our dependence upon various third-party operators and others that we do not control;

      o the unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;

      o     title deficiencies in the properties underlying our leases;

      o failure by us and our operators to maintain adequate insurance on our properties;

      o     the impact of environmental and other laws and regulations; and

      o     international and domestic political and economic factors.


A more in-depth discussion of the factors that may cause our actual results to differ materially from those indicated in the forward-looking statements is set forth under the caption "Risk Factors" in our Annual Report on Form 10-KSB.

      All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2. Management's Discussion and Analysis.

      We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas reserves. We entered the oil and gas business in March 2004 upon the completion of a change in our management. Following the change in management, we changed our name from "The Coffee Exchange, Inc." to "Touchstone Resources USA, Inc." and affected a 25-for-1 reverse stock split of our shares of common stock.

      We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, are the most important indicators of performance success for an independent oil and gas company. We seek to build oil and gas reserves, production and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. Our business model has been specifically designed to exploit the unique opportunities currently available to small companies in the oil and gas industry. Major integrated oil companies and other large independent oil and gas exploration and production companies are divesting themselves of small, less capital-intensive properties to focus on larger, more capital-intensive projects that better match their long-term strategic goals. We believe that these asset divestitures as well as the resource constraints of major integrated oil companies and other large upstream companies may allow us to acquire attractive prospects at favorable prices with a significant portion of the up-front development expenses, such as infrastructure and seismic analysis, already invested.

      We currently own interests in 15 oil and gas projects in Texas, Louisiana, Mississippi and New Zealand. Of these projects, several wells in our Vicksburg Project located in Starr and Hidalgo counties in South Texas are currently in production, one well in our Louisiana Shelf Project located offshore in Southern Louisiana has been drilled and is now shut in awaiting hook-up to production facilities, one well in our Maverick Basin Project located in Maverick County in South Texas is in production and one is shut in, one well in our Vela Project located in Zapata County, Texas is in production, and one well in our Wharton Project located in Wharton County, Texas has been drilled and is now in production, with one well shut in. Our remaining projects are in various stages of exploration, development or testing.

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

Revenue Recognition

      Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When we have an interest in a property with other producers, we use the sales method of accounting for our oil and gas revenues. Under this method of accounting, revenue is recorded based upon our physical delivery of oil and gas to our customers, which can be different from our net working interest in field production. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced party to recoup its entitled share through production. As of March 31, 2005, deliveries of oil and gas in excess of or less than our working interest were not significant.

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

      Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

      We were organized in March 2001 for the purpose of developing Internet cafes in Orange County, California, and surrounding areas. We were unable to successfully implement this business plan and thus did not generate any revenues or incur any significant operating expenses from those activities. We entered the oil and gas business in March 2004 upon the completion of a change in our management and have since engaged in significant oil and gas activities. As a result of the foregoing, we believe that our consolidated revenues and operating expenses for the three months ended March 31, 2005 are not comparable to our consolidated revenues and operating expenses for the three months ended March 31, 2004 and, therefore, any differences between our consolidated revenues and operating expenses for such three month periods should not be relied upon as an indication of our future results of operations or performance.

Revenues

      Revenues consist of fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator. We generated $115,296 of revenue during the three months ended March 31, 2005. We generated $6,622 of revenue during the three months ended March 31, 2004. The $108,674 increase in revenues was due to an increase in the number of projects for which we serve as the operator. We expect revenues to increase in the future as we continue to serve as the operator for existing and new wells, or if we produce oil and gas from projects in which we have a majority interest.

Exploration Expenses

      Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, and other exploration expenses. Exploration expenses were $8,820 during the three months ended March 31, 2005. We incurred $72,375 in exploration expenses during the three months ended March 31, 2004. The decrease in exploration expenses resulted primarily from our decreased exploration activities in our Mississippi properties.

Impairment of Oil and Gas Properties and Equity Investments

      We review our long-lived assets, including our oil and gas properties and equity investments, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We incurred $790,177 in non-cash charges associated with the impairment of the carrying value of certain of our oil and gas properties and equity investments during the three months ended March 31, 2005. We did not have any impaired property expenses during the three months ended March 31, 2004. The $790,177 in non-cash charges related to impairment of the carrying value of unproved properties acquisition and drilling costs incurred in our Mississippi properties as a result of dry holes. We may incur additional charges associated with the impairment of our oil and gas properties in the event we abandon or withdrawal from additional oil and gas projects in the future.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses increased $400,096 to $858,669 for the three months ended March 31, 2005 from $458,573 for the three months ended March 31, 2004. The increase of $400,096 resulted primarily from our commencement of operations in the oil and gas exploration and development business, and consisted primarily of $453,066 of professional fees incurred in connection with our acquisitions of interests in oil and gas prospects, financing transactions and compliance with our reporting obligations under federal securities laws, $56,100 of consulting and engineering fees incurred in connection with our oil and gas operations, $71,140 of employee compensation, and $58,189 of travel expenses. We expect general and administrative expenses to increase in future periods as a result of increased compensation expense for executive management personnel that we intend to hire, increased consulting and engineering fees related to our oil and gas operations, and continued expenditures for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

Loss (Profit) From Limited Partnerships and Limited Liability Companies

      Loss from limited partnerships and limited liability companies includes the income or losses that we recognize from the financial performance of the oil and gas limited partnerships and limited liability companies in which we own an equity interest of greater than 5% but less than 50% of the applicable entity. Loss from limited partnerships and limited liability companies increased $550,284 to $555,019 for the three month period ended March 31, 2005 from $4,735 for the three months ended March 31, 2004. The loss from limited partnerships and limited liability companies consisted primarily of the $400,000 loss that we recognized from the Maverick Basin Project, the $62,885 loss that we recognized from the Louisiana Shelf Project and the $86,338 loss that we recognized from the Vicksburg Project. Since most of our equity interests in oil and gas entities are currently greater than 5% but less than 50% of the applicable entity's equity interests, and since we intend to make similar equity investments in additional limited partnerships and limited liability companies in the future, we expect loss (profit) from limited partnerships and limited liability companies to continue to constitute a material component of our overall financial performance for the foreseeable future.

Interest Expense

      Interest expense consists of certain non-cash charges and interest accrued on our various debt obligations. Interest expense increased $575,141 to $596,220 for the three month period ended March 31, 2005 from $21,079 for the three month period ended March 31, 2004. The increase of $575,141 resulted primarily from non-cash charges of $110,849 associated with the beneficial conversion feature of the convertible promissory note due to Westwood AR, Inc. (the "Westwood Note"), non-cash charges of $335,423 associated with the beneficial conversion features of the convertible promissory note due to DDH Resources II, Ltd. ("DDH Note") and the ascribed value of the warrants issued with the DDH Note, and $114,078 of interest expense under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business. Specifically, we incurred interest expense of $60,312 under the convertible promissory note due to Trident Growth Fund, LP, $24,658 under the Westwood Note and $29,589 under the DDH Note. We may incur similar non-cash charges in the future and expect interest expense under our various debt obligations to remain constant for the foreseeable future.

Minority Interest and Pre-Acquisition (Profits) Losses

      Minority interest consists of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to our minority interest holders. Minority interest increased $257,393 to $258,352 for the three month period ended March 31, 2005 from $959 for the three month period ended March 31, 2004. The increase of $257,393 resulted primarily from the increased net losses incurred by our consolidated subsidiaries.

      Pre-acquisition (profits) losses consist of the aggregate profits and losses from operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interests) allocated to prior ownership of certain of our consolidated subsidiaries. Pre-acquisition losses decreased $461,270 to zero for the three month period ended March 31, 2005 from $461,270 for the three month period ended March 31, 2004 since our acquisitions of our consolidated subsidiaries all occurred in 2004. Since our consolidated subsidiaries currently own the majority of our interests in oil and gas projects, and since we intend to acquire interests in additional entities that may be considered consolidated entities in the future, we expect minority interest and pre-acquisition (profits) losses to continue to constitute a material component of our overall financial performance for the foreseeable future.

Liquidity and Capital Resources

      Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. As of March 31, 2005, we had a cash balance of $5,381,631.

      Net cash used in operating activities was $654,644 for the three month period ended March 31, 2005 compared to $5,357 for the three month period ended March 31, 2004. The $649,287 increase in cash used in operating activities was primarily due to increases in loss before preferred dividends of $2,336,969 and accounts receivable of $718,246. These amounts were partially offset by an increase in accounts payable of $1,433,524, an increase in loss from our various equity investments in limited partnerships and limited liability companies of $550,284 and $790,177 of non-cash charges related to impairment of oil and gas properties.

      Net cash used in investing activities was $1,472,275 for the three month period ended March 31, 2005 compared to $1,478,285 for the three month period ended March 31, 2004. Although the amount of cash used in investing activities remained virtually constant, we invested 1,915,900 in limited partnership interests during the three month period ended March 31, 2005 as compared to $1,483,000 (inclusive of a $350,000 deposit) during the three month period ended March 31, 2004. This increase was offset by a $500,000 refund of payments for oil and gas interests related to Knox Miss Partners.

      Net cash provided by financing activities was $5,346,580 for the three month period ended March 31, 2005 compared to $1,914,000 for the three month period ended March 31, 2004. The $3,432,580 increase in net cash provided by financing activities was due primarily to an increase in net proceeds from sales of our equity securities.

      At March 31, 2005, we had a working capital deficit of $2,190,352, compared to a working capital deficit of $1,312,131 at December 31, 2004. The $878,221 decrease in working capital was due primarily to an increase in accounts payable and accrued expenses of $1,433,524, an increase in the current portion of the convertible debentures payable of $2,516,270 and a decrease in prepaid expenses of $1,231,322. These amounts were partially offset by a $3,647,696 increase in cash and a $718,246 increase in accounts receivable.

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

      On February 21, 2005, we completed a private offering of common stock and warrants for which we received aggregate gross proceeds of $879,590. The shares of common stock and warrants were issued in units at a purchase price of $2.10 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants are immediately exercisable at an exercise price of $2.00 per share and terminate three years from the date of grant.

      On April 19, 2005 we completed two concurrent offerings of units comprised of shares of our Series A Convertible Preferred Stock and warrants. Each unit was comprised of one share of our Series A Convertible Preferred Stock and one warrant and were sold for a purchase price of $11.00 per unit. As of April 19, we sold 710,063 units for aggregate gross proceeds of $7,810,693.

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

      The foregoing constitutes our principal sources of financing during the past three months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

      o     $750,000 for exploration costs in the Awakino South Project;

      o     $1,600,000 for exploration and operating costs in the Knox Miss
            Project;

      o $1,100,000 for exploration and operating costs in the Louisiana Shelf Project;

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

      We will also need significant funds to meet our obligations under our outstanding term indebtedness during the next 12 months. Specifically, we will need to repay approximately $4.1 million of term indebtedness during the next 12 months if the underlying notes are not converted into shares of our common stock as follows:

      o $1,000,000 outstanding under a convertible promissory note to DDH Resources II, Ltd. due May 18, 2005;

      o $1,000,000 outstanding under a convertible promissory note to Westwood AR, Inc. due August 31, 2005; and

      o $2,050,000 outstanding under a secured convertible promissory note to Trident due March 24, 2006.

      In addition, Touchstone Louisiana, Inc., our wholly-owned subsidiary, issued a $2,000,000 promissory note (the "Endeavour Note") to Endeavour International Corporation as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The Endeavour Note accrues interest at the rate of three percent (3%) per annum. The repayment of principal and payment of accrued interest under the Endeavour Note is contingent upon the completion of the first producing oil or gas well in the project and, thereafter, is based on the production level of all oil and gas wells in the project. In addition, the Endeavour Note contains accelerated payment provisions in the event certain production levels for any of the oil and gas wells are met or exceeded. We expect payments to commence during our third fiscal quarter of 2005.

      As of the date of this report, we have cash resources of approximately $4.3 million. We will need a total of approximately $14.1 million to execute our business plan, satisfy capital calls, and pay drilling and production costs on our various interests in oil and gas prospects during the next 12 months. Of this amount, we will need approximately $8.5 million for capital calls and production costs with respect to our various limited partnership and limited liability company interests, approximately $4.1 million to repay our outstanding term indebtedness, and approximately $1.5 million for general corporate expenses. In the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the foregoing amounts during the next 12 months. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments and operate at current levels for the next 12 months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.

Off-Balance Sheet Arrangements

      As of March 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

      In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company cannot estimate the impact of adopting SFAS No. 123R because it will depend on levels of share-based payments granted in the future, but based solely upon the pro-forma disclosure for prior periods it believes that the impact will not be material to its results of operations.

      For a more complete discussion of our accounting policies and procedures, see our Notes to Condensed Consolidated Financial Statements beginning on page 5.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On March 23, 2005, we issued warrants to Trident Growth Fund, L.P. ("Trident") to purchase 100,000 shares of our common stock at an exercise price of $1.20 per share. The warrants are immediately exercisable and terminate 10 years from the date of grant. We issued the warrants in connection with Trident's agreement to extend the maturity date of that certain $2,100,000 principal amount secured convertible promissory note to March 24, 2006 and to waive compliance with all financial covenants contained in the promissory note until March 24, 2006. The warrants were issued to one accredited investor in a private placement transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commissions to any person.

Item 6. Exhibits.


 Exhibit No.                          Exhibit
 -----------                          -------
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


                                        TOUCHSTONE RESOURCES USA, INC.


Date:  May 16, 2005                     /s/ Stephen P. Harrington
                                        --------------------------------------
                                        Stephen P. Harrington
                                        Chief Executive Officer, President and
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