Form 10QSB
period 2005-06-30
TOUCHSTONE RESOURCES USA, INC.
filed 2005-08-15
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission file no. 000-50228

                         TOUCHSTONE RESOURCES USA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                             33-0967974
   ---------------------------------------  -------------------------------
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

Yes [ X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 60,956,757 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of August 11, 2005.

      Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

                         TOUCHSTONE RESOURCES USA, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR FISCAL QUARTER ENDED JUNE 30, 2005



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets - (Unaudited)................2
           Condensed Consolidated Statements of Operations - (Unaudited)......3
           Condensed Consolidated Statements of Cash Flows - (Unaudited)......4
           Notes to Condensed Consolidated Financial Statements...............5
Item 2. Management's Discussion and Analysis.................................17
Item 3. Controls and Procedures..............................................28

                                     PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........28
Item 6. Exhibits.............................................................29

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                           June 30,      December 31,
                                                                             2005            2004
                                                                         ------------    ------------
                                                                         (Unaudited)      (Audited)

Current assets
   Cash and cash equivalents                                             $  3,220,449    $    594,182
   Restricted cash - joint interest                                           712,454       1,139,753
   Accounts receivable - joint interest                                     2,297,675       2,945,421
   Accounts receivable - joint interest related party                       3,176,098       3,354,468
   Notes and interest receivable                                               75,734          66,559
   Due from related party                                                     949,974         188,588
   Prepaid expenses and advances to operators                                 298,050       1,593,079
                                                                         ------------    ------------
Total current assets                                                       10,730,434       9,882,050
Undeveloped oil and gas interests, using successful efforts                 4,839,470       4,763,311
Investment in limited partnerships and liability companies                  5,993,038       6,117,046
Fixed assets, net                                                              50,899          50,958
Deposits                                                                       33,548          30,149
                                                                         ------------    ------------
                                                                         $ 21,647,389    $ 20,843,514
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                 $  1,105,635    $    854,798
   Accounts payable - joint interest                                        6,837,789       8,224,332
   Notes payable                                                              772,123         618,223
   Notes payable - related party                                              134,494         216,541
   Limited partnership subscriptions payable                                  581,341         200,000
   Convertible debentures, net                                              3,958,253       1,080,287
                                                                         ------------    ------------
Total current liabilities                                                  13,389,635      11,194,181
                                                                         ------------    ------------
Note payable - noncurrent                                                   1,564,000       1,819,000
Convertible debenture - noncurrent                                                 --       2,050,000
                                                                         ------------    ------------
                                                                            1,564,000       3,869,000
                                                                         ------------    ------------
Total liabilities                                                          14,953,635      15,063,181
                                                                         ------------    ------------

Commitment and contingencies

Minority interest                                                           2,900,023       3,078,820

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares;
     shares issued and outstanding - 710,063 at June 30, 2005 and 0 at
     December 31, 2004; Liquidation preference: $7,961,524                        710              --
   Common stock; $.001 par value; authorized - 150,000,000 shares;
     shares issued and outstanding - 60,956,757 and 285,000 issuable at June 30, 2005 and 59,919,053 issued and outstanding
     and 649,476 issuable at December 31, 2004                                 61,242          60,569
   Additional paid-in capital                                              28,169,227      18,338,476
   Deferred compensation                                                           --         (16,600)
   Deficit accumulated during the development stage                       (24,437,448)    (15,680,932)
                                                                         ------------    ------------
Total stockholders' equity                                                  3,793,731       2,701,513
                                                                         ------------    ------------
                                                                         $ 21,647,389    $ 20,843,514
                                                                         ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                               For the Three Months             For the Six Months          March 5, 2001
                                                   Ended June 30,                  Ended June 30,          (Inception) to
                                           ----------------------------    ----------------------------       June 30,
                                               2005            2004            2005            2004             2005
                                           ------------    ------------    ------------    ------------    --------------
Operator revenues                          $     78,554    $     77,315    $    193,850    $     83,937    $      394,659
                                           ------------    ------------    ------------    ------------    --------------
Expenses:
   Exploration expenses                          43,355       1,325,695          52,175       1,398,070         1,553,573
   Impairment of oil and gas properties         (50,726)         29,254         739,451          29,254           915,271
   Impairment of goodwill                            --              --              --              --           657,914
   Bad debt expense                                  --              --              --          15,454            15,454
   General and administrative                   944,653         508,594       1,803,322         967,167         4,196,445
                                           ------------    ------------    ------------    ------------    --------------

Total expenses                                  937,282       1,863,543       2,594,948       2,409,945         7,338,657
                                           ------------    ------------    ------------    ------------    --------------

Loss from operations                           (858,728)     (1,786,228)     (2,401,098)     (2,326,008)       (6,943,998)
                                           ------------    ------------    ------------    ------------    --------------

Other (income) expense
   Loss from limited partnerships
     and limited liability companies          2,758,917         108,749       3,313,936         113,484         6,820,180
   Impairment of equity investment                   --              --              --              --           139,502
   Interest income                              (10,131)         (2,044)        (10,624)         (7,614)          (19,429)
   Interest expense                             508,013       6,942,718       1,104,233       6,963,797         9,072,431
                                           ------------    ------------    ------------    ------------    --------------

Total other expense                           3,256,799       7,049,423       4,407,545       7,069,667        16,012,684
                                           ------------    ------------    ------------    ------------    --------------

Loss before minority interest and
   pre-acquisition losses                    (4,115,527)     (8,835,651)     (6,808,643)     (9,395,675)      (22,956,682)
                                           ------------    ------------    ------------    ------------    --------------

Addback:
   Minority interest                             37,134         123,810         295,486         586,039           551,280
   Pre-acquisition losses                            --              --              --              --           211,315
                                           ------------    ------------    ------------    ------------    --------------

Total minority interest and
   pre-acquisition losses                        37,134         123,810         295,486         586,039           762,595
                                           ------------    ------------    ------------    ------------    --------------

Net loss                                     (4,078,393)     (8,711,841)     (6,513,157)     (8,809,636)      (22,194,087)

Preferred dividend on Series A                 (721,961)             --      (2,243,361)             --        (2,243,361)
                                           ------------    ------------    ------------    ------------    --------------

Net loss to common shareholders            $ (4,800,354)   $ (8,711,841)   $ (8,756,518)   $ (8,809,636)   $  (24,437,448)
                                           ============    ============    ============    ============    ==============

Net loss per common share -
   basic and diluted                       $      (0.08)   $      (0.17)   $      (0.14)   $      (0.09)   $        (0.19)
                                           ============    ============    ============    ============    ==============

Weighted average number of common shares
   outstanding - basic and diluted           61,118,680      51,942,587      60,946,688      99,092,859       126,019,568
                                           ============    ============    ============    ============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,             March 5, 2001
                                                                      --------------------------    (Inception) to
                                                                          2005           2004       June 30, 2005
                                                                      -----------    -----------    --------------

Cash flows from operating activities
Net cash used in operating activities                                 $(1,489,596)   $    19,024    $   (3,481,120)
                                                                      -----------    -----------    --------------

Cash flows from investing activities
   Cash acquired from acquisition of wholly-owned subsidiaries
     and limited partnership interest                                          --        510,273             4,715
   Repayment of note receivable - related party                             2,000          2,250            23,639
   Notes receivable                                                       (10,184)        (2,225)         (191,553)
   Notes receivable - related party                                      (752,000)      (193,932)         (806,975)
   Purchase of oil and gas interests and drilling costs                   (90,194)      (420,765)       (2,418,647)
   Refund of oil and gas prepayment                                       500,000             --           500,000
   Investment in limited partnership interests                         (2,818,587)    (6,312,115)      (10,905,462)
   Distributions from limited partnerships                                 10,000             --            36,385
   Purchase of fixed assets                                                (7,726)            --           (34,667)
                                                                      -----------    -----------    --------------

Net cash used in investing activities                                  (3,166,691)    (6,416,514)      (13,792,565)
                                                                      -----------    -----------    --------------

Cash flows from financing activities
   Advances from stockholder                                                   --             --            10,000
   Repayments to stockholder                                                   --             --           (10,000)
   Proceeds from notes payable                                                 --        623,968           807,100
   Proceeds from notes payable - related party                                 --        164,000           279,000
   Repayment of notes payable                                            (101,100)    (2,650,121)       (5,446,100)
   Repayment of notes payable - related party                             (82,048)            --          (173,548)
   Proceeds from issuance of convertible debt                                  --      9,890,000        11,090,000
   Loan costs                                                                  --       (121,500)         (104,000)
   Capital contributed by officer                                              --         15,000            15,000
   Minority contributions, net of issuance costs                          116,690        194,000         3,442,190
   Proceeds from issuance of preferred stock, net of issuance costs     6,940,081             --         6,940,081
   Proceeds from issuance of common stock, net of issuance costs          408,931             --         3,644,411
                                                                      -----------    -----------    --------------

Net cash provided by financing activities                               7,282,554      8,115,347        20,494,134

Net increase in cash and cash equivalents                               2,626,267      1,717,857         3,220,449

Cash and cash equivalents at beginning of year                            594,182         91,578                --
                                                                      -----------    -----------    --------------

Cash and cash equivalents, end of period                              $ 3,220,449    $ 1,809,435    $    3,220,449
                                                                      ===========    ===========    ==============

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

Development Stage Enterprise
----------------------------

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

Segment Information
-------------------

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment which is the acquisition, exploration and development of natural gas and oil properties. The Company's operations are conducted in two geographic areas as follows:

Operating revenues for the six months ended June 30, 2005 and 2004 by geographical area were as follows:

                                        June 30,
                                  ------------------
                                     2005      2004
                                  --------   -------

      United States               $193,850   $83,937
      New Zealand                       --        --
                                  --------   -------
                                  $193,850   $83,937
                                  ========   =======


Operating revenues for the three months ended June 30, 2005 and 2004 by geographical area were as follows:

                                       June 30,
                                  --------------------
                                    2005         2004
                                  -------   ----------
      United States               $78,554   $   77,315
      New Zealand                      --           --
                                  -------   ----------
                                  $78,554   $   77,315
                                  =======   ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Long-lived assets as of June 30, 2005 and December 31, 2004 by geographical area were as follows:

                                    June 30,    December 31,
                                      2005          2004
                                  -----------   -----------
      United States               $10,723,073   $10,669,066
      New Zealand                     160,334       262,249
                                  -----------   -----------
                                  $10,883,407   $10,931,315
                                  ===========   ===========

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

The number of shares of common stock and the loss per share for the three months ended June 30, 2005 and 2004 have been updated to reflect the 25 for 1 stock split effected in March 2004.

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                       2005        2004
                                                   ----------   ---------
      Warrants                                     10,973,107   3,645,000
      Convertible debt                              4,050,000   3,100,000
      Series A convertible preferred stock          7,100,630          --
                                                   ----------   ---------
                                                   22,123,737   6,745,000
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

The Company believes that the proceeds from private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through June 2006. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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


NOTE 5 - DUE FROM RELATED PARTY

As of June 30, 2005, the Company had advanced $50,975 to PHT Vicksburg Partners, LP ("PHT Vicksburg"), a limited partnership in which the Company has an equity interest, and $750,000 to Awakino South Exploration, LLC ("Awakino"), a limited liability company in which the Company has an equity interest, and $35,000 to Touchstone Resources, Ltd. ("Touchstone Canada"). The president of Touchstone Canada served as the president of Touchstone Texas until his resignation on June 2, 2004. In addition, the Company was owed $101,607 from Touchstone Canada for payment of accounts payable, which Touchstone Canada had agreed to assume prior to the Company's acquisition of Touchstone Texas.


NOTE 6 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:

                                                    June 30, 2005                December 31, 2004
                                             ---------------------------    ---------------------------
                                                            Temporary                      Temporary
                                                            Excess of                      Excess of
                                                          Carrying Value                 Carrying Value
                                             Carrying        Over Net       Carrying        Over Net
                                               Value          Assets          Value          Assets
                                            -----------   --------------   -----------   --------------
                                            (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

PHT Vicksburg Partners, LP                  $   512,905   $       49,967   $   404,552   $       47,631
Awakino South Exploration, LLC                  155,513           15,412       252,154               --
PHT Stent Partners, LP                            4,820           10,612        10,094           47,616
Louisiana Shelf Partners, LP                  2,537,202        1,223,823     2,484,428        1,219,497
PHT Wharton Partners, LP                        885,354          124,538       234,665               --
PHT Vela Partners, LP                           442,760           11,387       449,919           68,987
PHT Good Friday Partners, LP                    439,998           31,832       812,737          190,347
PHT Martinez Partners, LP                       833,799          236,152       833,981           36,151
PHT La Paloma Partners, LP                      171,546          133,724       625,375           73,166
Maverick Basin Exploration, LLC                      --               --            --          345,850
LS Gas, LLC                                       1,000            1,000         1,000            1,000
2001 Hackberry Drilling Fund Partners, LP         8,141               --         8,141               --
                                            -----------   --------------   -----------   --------------
                                            $ 5,993,038   $    1,838,447   $ 6,117,046   $    2,030,245
                                            ===========   ==============   ===========   ==============

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

The Company expects the temporary excess carrying value to decrease as the various entities receive payment of subscription receivables due them and generate cash flows from the sale of oil and gas produced from the proved oil and gas reserves.

The following table summarizes financial information for the limited partnerships and limited liability companies accounted for under the equity method of accounting at June 30, 2005 and December 31, 2004 and has been compiled from the financial statements of the respective entities:

                                              June 30, 2005    December 31, 2004
                                              --------------   -----------------
                                               (Unaudited)        (Unaudited)

Total Assets                                  $   27,342,497   $      30,760,273
                                              ==============   =================

Total Liabilities                             $    8,296,046   $       7,352,041
                                              ==============   =================


                          Six Months Ended June 30,     Three Months Ended June 30,
                         ---------------------------    ---------------------------
                             2005            2004           2005            2004
                         ------------    -----------    ------------    -----------
                         (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
Results of Operations:
Revenue                  $    905,183    $    50,917    $    512,606    $    50,917
Loss from Operations     $(24,178,069)   $(1,530,585)   $(20,158,102)   $(1,071,281)
Net Loss                 $(24,178,069)   $(1,530,585)   $(20,169,921)   $(1,071,281)


NOTE 7 - NOTES PAYABLE

The following schedule summarizes the current and non-current portion of Company's debts as of June 30, 2005:

Payable to                           Current    Non-current     Total
--------------------------------   ----------   -----------   ----------
SPH Investment, Inc.               $   75,000   $        --   $   75,000
2001 Hackberry Drilling Fund, LP       59,494            --       59,494
                                   ----------   -----------   ----------
Subtotal - related parties            134,494            --      134,494

IL Resources                          110,000            --      110,000
South Oil                              87,500            --       87,500
John Paul Dejoria                     128,857            --      128,857
Other                                   9,766            --        9,766
Endeavour                             436,000     1,564,000    2,000,000
                                   ----------   -----------   ----------
Subtotal                              772,123     1,564,000    2,336,123
                                   ----------   -----------   ----------

                                   $  906,617   $ 1,564,000   $2,470,617
                                   ==========   ===========   ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 7 - NOTES PAYABLE - (Continued)

The following schedule summarizes the current and non-current portion of Company's debts as of December 31, 2004:

Payable to                          Current     Non-current     Total
--------------------------------   ----------   -----------   ----------

SPH Investment, Inc.               $   75,000   $        --   $   75,000
Louisiana Shelf Partners, LP           82,047            --       82,047
2001 Hackberry Drilling Fund, LP       59,494            --       59,494
                                   ----------   -----------   ----------
Subtotal - related parties            216,541            --      216,541

IL Resources                          210,000            --      210,000
South Oil                              87,500            --       87,500
John Paul Dejoria                     128,857            --      128,857
Other                                  10,866            --       10,866
Endeavour                             181,000     1,819,000    2,000,000
                                   ----------   -----------   ----------
Subtotal                              618,223     1,819,000    2,437,223
                                   ----------   -----------   ----------

                                   $  834,764   $ 1,819,000   $2,653,764
                                   ==========   ===========   ==========


NOTE 8 - CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following at:

                                               June 30,    December 31,
                                                 2005          2004
                                              ----------   ------------

  12% Secured convertible note                $2,050,000   $  2,050,000
  12% Convertible promissory note              1,000,000      1,000,000
  10% Convertible promissory note              1,000,000      1,000,000
                                              ----------   ------------

                                               4,050,000      4,050,000
      Less unamortized discount                   91,747        919,713
                                              ----------   ------------

                                               3,958,253      3,130,287

      Less long-term portion                          --      2,050,000
                                              ----------   ------------

  Current portion of convertible debentures   $3,958,253   $  1,080,287
                                              ==========   ============


On March 23, 2005, the Company issued a warrant to Trident Growth Fund to purchase 100,000 shares of common stock at an initial exercise price of $1.20 per share in consideration of Trident extending the due date of its $2,050,000 convertible promissory note to March 24, 2006 and waiving all financial covenants on the convertible note. The warrants are exercisable immediately and expire on March 31, 2014.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 8 - CONVERTIBLE DEBENTURES - (Continued)

On May 16, 2005, the Company entered into an agreement with DDH Resources II, Limited, to extend the maturity date of its outstanding convertible note from May 18, 2005 to May 18, 2006, in consideration for which the Company reduced the conversion price of the note from $1.10 to $1.00 and issued an additional 100,000 warrants which had an ascribed value of $14,000, to purchase common stock at $2.00 per share. The warrants are exercisable immediately and expire November 2007.


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

During March and April of 2005, the Company completed private offerings (the "Offerings") of units comprised of shares of its Series A convertible preferred stock and warrants to purchase shares of its common stock at a purchase price of $11.00 per unit. Each unit consisted of one share of Series A convertible preferred stock and one common stock purchase warrant. Each share of Series A convertible preferred stock is immediately convertible at the option of the holder into ten (10) shares of common stock at an initial conversion price of $1.10 per share. Each warrant is immediately exercisable into five (5) shares of common stock at an exercise price of $1.50 per share for a term of three years.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

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

The first offering was conducted on a "best efforts" basis solely to a limited number of accredited investors in the United States (the "Regulation D Offering"). The second offering was conducted on a "best efforts" basis solely to a limited number of accredited investors who are not "U.S. persons" (the "Regulation S Offering").

During March and April 2005, the Company sold 402,336 units in the Regulation D Offering for aggregate gross proceeds of $4,425,696. The Company paid commissions and expenses of $575,333 to Legend Merchant Group, Inc. ("Legend"), a broker-dealer registered under the Securities Exchange Act of 1934, as amended, and member of the NASD and the SIPC. In addition, as compensation for the services provided by Legend in connection with the Regulation D Offering, the Company issued warrants to Legend to purchase 602,004 shares of common stock at $1.50 that expire in three years.

During March and April 2005, the Company sold 307,727 units in the Regulation S Offering for aggregate gross proceeds of $3,384,997. The Company paid investment banking fees in the amount of $338,500 to independent third party consultants in connection with this transaction. In addition, as compensation for services provided by such consultants in connection with the Regulation S Offering, the Company issued warrants to purchase 107,727 shares of common stock at $1.25 that expire in three years.

As a result of the Regulation D and Regulation S Offerings during March and April 2005, the Company has issued a total of 710,063 shares of Series A preferred stock and warrants to purchase 3,550,315 shares of common stock to the investors. Under Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the Series A convertible preferred stock and warrants based on a fair value basis of each item. Consequently, the convertible Series A preferred stock was recorded with a discount of $1,109,335 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27, the discount for the warrant was recorded as a preferred dividend. An additional beneficial conversion discount of $1,134,026 was recorded since the Series A preferred stock is convertible into shares of common stock at an effective conversion price of $0.95 per share while the prevailing common stock share prices was $1.10, $1.11 and $1.16 at each closing date. This discount was also recorded as a preferred dividend.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock
------------

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

On May 26, 2005, the Company issued 200,000 shares of common stock to a consultant in exchange for consulting services for one year. The shares were valued at the Company's fair market value at the time of issuance in the amount of $166,000 and fully expensed as of June 30, 2005.

Stock Warrants
--------------

On June 10, 2005, the Company issued warrants to purchase 250,000 shares of common stock to legend with ascribed value of $30,000, in consideration for the consulting service Legend agreed to provide over a year. The warrants have an exercise of $1.10 per share and expire in two years.

The Company had the following outstanding common stock warrants to purchase its securities at June 30:

                                2005                                2004
                   --------------------------------   --------------------------------
                      Number of      Exercise Price      Number of      Exercise Price
Expiration Date    Warrants issued     Per Share      Warrants issued     Per Share
----------------   ---------------   --------------   ---------------   --------------

April 2007               3,445,000   $         2.00         3,395,000   $         2.00
June 2007                  250,000   $         1.10                --   $           --
July 2007                1,561,250   $         2.00                --   $           --
November 2007              600,000   $         2.00                --   $           --
November and
   December 2007           418,852   $         2.00                --   $           --
January 2008                87,959   $         2.00                --   $           --
March 2008               4,152,319   $         1.50                --   $           --
June 2008                  107,727   $         1.25                --   $           --
March 2014                 100,000   $         1.20                --   $           --
March 2014                 100,000   $         1.00           250,000   $         1.00
                   ---------------                    ---------------

Common Stock            10,823,107                          3,645,000
                   ===============                    ===============


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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 12 - SUBSEQUENT EVENTS

      On July 13, 2005, the Company retained Roger Abel to serve as the Chief Executive Officer. He was also appointed to serve as a director effective August 15, 2005. Mr. Abel will serve as the Chief Executive Officer of the Company commencing August 15, 2005 under an employment agreement with the Company. The agreement has a term of two years, provides for an annual base salary of $580,000, and contains standard and customary non-solicitation, non-competition, work made for hire, and non-confidentiality provisions. In the event that Mr. Abel is terminated without cause, he will be entitled to receive severance payment equal to one year's base salary, if such termination occurs prior to August 15, 2006, and 6 months base salary if such termination occurs prior to August 15, 2007.

      In connection with his employment, the Company issued an option to Mr. Abel to purchase 4,876,540 shares of common stock at an exercise price of $.86 per share, the last sales price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of 7 years and vests in two equal installments on August 15, 2006 and 2007 provided that Mr. Abel remains continuously employed by the Company through the applicable vesting date or is receiving severance payment from the Company in accordance with his employment agreement. In the event that Mr. Abel is terminated for cause during this period, the option shall forthwith terminate. Unless Mr. Abel is terminated for cause, once vested, the option can be exercised at any time prior to expiration.

      In connection with the appointment of Mr. Abel, Stephen P. Harrington, the current Chief Executive Officer, Treasurer and Secretary of the Company, will resign his positions effective August 15, 2005. Mr. Harrington will also be resigning from the Board of Directors of the Company effective August 15, 2005.

      On August 11, 2005, PF Louisiana elected not to make the delay rental payment on State Lease #18219 located in Ibera Parish, Louisiana. This resulted in PF Louisiana impairing its total investment in the lease in the amount of $447,921.

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

      We currently own interests in 14 oil and gas projects in Texas, Louisiana, Mississippi and New Zealand. Of these projects, several wells in our Vicksburg Project located in Starr and Hidalgo counties in South Texas are currently in production, one well in our Louisiana Shelf Project located offshore in Southern Louisiana has been drilled and is now shut in awaiting hook-up to production facilities, one well in our La Paloma Project located in Zapata County, Texas is in production, and one well in our Wharton Project located in Wharton County, Texas is producing, with two other wells shut in. Our remaining projects are in various stages of exploration, development or testing. We abandoned our West Pleito project in Kern County, California in late 2004.

      We expect to continue to acquire additional projects and may sell all or part of our interest in existing projects to further diversify our holdings, spread risk and reduce our obligations to make additional capital contributions.

      We recently retained Roger Abel to serve as our Chief Executive Officer effective August 15, 2005. Mr. Abel has over 35 years of experience in the oil and gas exploration and development industry. As our business continues to grow, we expect to retain additional executive management with substantial industry experience.

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

      Critical accounting policies are defined as those significant accounting policies that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgment - often because of the need to make estimates about the effects of inherently uncertain matters. We consider an accounting estimate or judgment to be critical if: (i) the nature of the estimates and assumptions is material because of the subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Impairment of Properties

      We review our proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves, utilizing a risk-free rate of return. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

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

Recent Accounting Pronouncements

      In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We cannot estimate the impact of adopting SFAS No. 123R because it will depend on levels of share-based payments granted in the future.

Comparison of Three and Six Months Ended June 30, 2005 and June 30, 2004

      We were organized in March 2001 for the purpose of developing Internet cafes in Orange County, California, and surrounding areas. We were unable to successfully implement this business plan and thus did not generate any revenues or incur any significant operating expenses from those activities. We entered the oil and gas business in March 2004 upon the completion of a change in our management and have since engaged in significant oil and gas activities. As a result of the foregoing, we believe that our consolidated revenues and operating expenses for the six months ended June 30, 2005 are not comparable to our consolidated revenues and operating expenses for the six months ended June 30, 2004 and, therefore, any differences between our consolidated revenues and operating expenses for such six month periods should not be relied upon as an indication of our future results of operations or performance.

Revenues

      Revenues consist of fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator. We generated $78,554 of revenue during the three months ended June 30, 2005 as compared to $77,315 during the three months ended June 30, 2004.

      We generated $193,850 of revenue during the six months ended June 30, 2005 as compared to $83,937 during the six months ended June 30, 2004. The $109,913 increase in revenues was due to an increase in the number of projects for which we serve as the operator. We expect revenues to increase in the future as we continue to serve as the operator for existing and new wells, or if we produce oil and gas from projects in which we have a majority interest.

Exploration Expenses

      Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, and other exploration expenses. Exploration expenses were $43,355 during the three months ended June 30, 2005 as compared to $1,325,695 in exploration expenses during the three months ended June 30, 2004. The substantial decrease in exploration expenses resulted primarily from our focus on development and production in the various properties and less exploration activity.

      Exploration expenses were $52,175 during the six months ended June 30, 2005 as compared to $1,398,070 in exploration expenses during the six months ended June 30, 2004. The substantial decrease in exploration expenses resulted primarily from our focus on development and production in the various properties and less exploration activity. We expect exploration expenses to increase in future periods due to the need to drill several obligation wells.

Impairment of Oil and Gas Properties and Equity Investments

      We review our long-lived assets, including our oil and gas properties and equity investments, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We reduced by $50,726 cash charges associated with the impairment of the carrying value of certain of our oil and gas properties and equity investments during the three months ended June 30, 2005. We incurred $29,254 of such non-cash charges during the three months ended June 30, 2004. The $50,726 reduction resulted primarily from $150,036 in credits received from the operator of our leasehold interest in Kern County, California (the "PHT West Pleito Project") related to the project which was partially offset by $99,310 in charges related to impairment of the carrying value of unproved properties acquisition and drilling costs incurred in our Mississippi properties as a result of dry holes.

      We incurred $739,451 in non-cash charges associated with the impairment of the carrying value of certain of our oil and gas properties and equity investments during the six months ended June 30, 2005 as compared to $29,254 of such expenses during the six months ended June 30, 2004. The $739,451 in non-cash charges related to impairment of the carrying value of unproved properties acquisition and drilling costs incurred in our Mississippi properties as a result of dry holes which was partially offset by credits received for over-billed drilling costs on our PHT West Pleito Project. We may incur additional charges associated with the impairment of our oil and gas properties in the event we abandon or withdraw from additional oil and gas projects in the future.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses increased $436,059 to $944,653 for the three months ended June 30, 2005 from $508,594 for the three months ended June 30, 2004. The increase of $436,059 resulted primarily from the increase in the scope of our oil and gas exploration and development business and consisted primarily of $209,444 of professional fees incurred in connection with our increased interests in oil and gas prospects, financing transactions and compliance with our reporting obligations under federal securities laws, $192,545 of consulting and engineering fees incurred in connection with our oil and gas operations and, $142,270 of employee compensation.

      General and administrative expenses increased $836,155 to $1,803,322 for the six months ended June 30, 2005 from $967,167 for the six months ended June 30, 2004. The increase of $836,155 resulted primarily from our commencement of operations in the oil and gas exploration and development business, and consisted primarily of $582,808 of professional fees incurred in connection with our increased interests in oil and gas prospects, financing transactions and compliance with our reporting obligations under federal securities laws, $162,745 of consulting and engineering fees incurred in connection with our oil and gas operations, and $47,539 of travel expenses. We expect general and administrative expenses to increase in future periods as a result of increased compensation expense for executive management personnel, including our chief executive officer, increased consulting and engineering fees related to our oil and gas operations, and continued expenditures for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

Loss (Profit) From Limited Partnerships and Limited Liability Companies

      Loss from limited partnerships and limited liability companies includes the income or losses that we recognize from the financial performance of the oil and gas limited partnerships and limited liability companies in which we own an equity interest of greater than 5% but less than 50% of the applicable entity. Loss from limited partnerships and limited liability companies increased
$2,650,168 to $2,758,917 for the three month period ended June 30, 2005 from $108,749 for the three months ended June 30, 2004. The loss from limited partnerships and limited liability companies consisted primarily of the $372,427 loss that we recognized from our leasehold interest in Zapata County, Texas (the "Good Friday Project"), the $835,325 loss that we recognized from our leasehold interest in Wharton County, Texas (the "Wharton Project"), the $610,493 loss that we recognized from our leasehold interest in Zapata County, Texas (the "Las Paloma Project"), the $583,007 loss that we recognized from our leasehold interest in the Maverick Basin in South Texas (the "Maverick Basin Project"), and the $328,928 loss that we recognized from our leasehold interest in the Taranaki Basin in New Zealand (the "Awakino South Project").

      Loss from limited partnerships and limited liability companies increased $3,200,452 to $3,313,936 for the six month period ended June 30, 2005 from $113,484 for the six months ended June 30, 2004. The loss from limited partnerships and limited liability companies consisted primarily of the $372,739 loss that we recognized from the Good Friday Project, the $839,311 loss that we recognized from the Wharton Project, the $611,829 loss that we recognized from the Las Paloma Project, and the $983,007 loss that we recognized from the Maverick Basin Project, and the $334,541 loss that we recognized from the Awakino South Project. As most of our equity interests in oil and gas entities are currently greater than 5% but less than 50% of the applicable entity's equity interests, and we intend to make similar equity investments in additional limited partnerships and limited liability companies in the future, we expect loss (profit) from limited partnerships and limited liability companies to continue to constitute a material component of our overall financial performance for the foreseeable future.

Interest Expense

        Interest expense consists of certain non-cash charges and interest accrued on our various debt obligations. We incurred $508,013 of interest expense during the three month period ended June 30, 2005 as compared to $6,942,718 during the three month period ended June 30, 2004. The interest expense consisted of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business. Specifically, we incurred interest expense of $61,184 under the convertible promissory note due to Trident Growth Fund, LP, $149,942 under the convertible promissory note due to Westwood AR, Inc. (the "Westwood Note") and $266,602 under the convertible promissory note due to DDH Resources II, Ltd. ("DDH Note"). The $6,423,974 decrease in interest expense was primarily the result of non-cash charges of $6,790,000 associated with the beneficial conversion feature and the ascribed value of the warrants issued together with convertible promissory notes that were issued during the three month period ended June 2004. This amount was offset by non-cash charges of $125,010 associated with the beneficial conversion feature of the convertible promissory note due to Westwood AR, Inc. (the "Westwood Note"), and non-cash charges of $236,684 associated with the beneficial conversion features of the convertible promissory note due to DDH Resources II, Ltd. ("DDH Note") and the ascribed value of the warrants issued with the DDH Note.

      We incurred $1,104,233 of interest expense during the six month period ended June 30, 2005 as compared to $6,963,797 for the six month period ended June 30, 2004. The interest expense consisted primarily of $230,592 of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business. Specifically, we incurred interest expense of $121,496 under the convertible promissory note due to Trident Growth Fund, LP, $49,589 under the Westwood Note and $59,507 under the DDH Note. The balance of the interest expense consisted of $235,859 of non cash charges associated with the beneficial conversion feature of the Westwood Note and $592,107 of non cash charges associated with the beneficial conversion feature of the DDH Note and the ascribed value of the warrants issued with the DDH Note. The $5,859,564 decrease in interest expense resulted primarily from of non-cash charges of $6,790,000 associated with the beneficial conversion feature and the ascribed value of the warrants issued together with convertible promissory notes that were issued during the three month period ended June 2004. This amount was offset by non-cash charges of $235,859 associated with the beneficial conversion feature of the convertible promissory note due to Westwood AR, Inc. (the "Westwood Note"), and non-cash charges of $592,107 associated with the beneficial conversion features of the convertible promissory note due to DDH Resources II, Ltd. ("DDH Note") and the ascribed value of the warrants issued with the DDH Note. We may incur similar non-cash charges in the future and expect interest expense under our various debt obligations to remain constant for the foreseeable future.

Minority Interest and (Profits) Losses

      Minority interest consists of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to our minority interest holders. Minority interest decreased $86,676 to $37,134 during the three month period ended June 30, 2005 from $123,810 for the three month period ended June 30, 2004. The $86,676 decrease resulted primarily from the decrease in net losses incurred by our consolidated subsidiaries. Minority interest decreased $290,553 to $295,486 for the six month period ended June 30, 2005 from $586,039 for the six month period ended June 30, 2004. The decrease of $290,553 resulted primarily from the decrease in net losses incurred by our consolidated subsidiaries.

      Since our consolidated subsidiaries which are not wholly owned currently own the majority of our interests in oil and gas projects, and since we intend to acquire interests in additional entities that may be considered consolidated entities in the future, we expect minority interest and pre-acquisition (profits) losses to continue to constitute a material component of our overall financial performance for the foreseeable future.

Liquidity and Capital Resources

      Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. As of June 30, 2005, we had a cash balance of $3,220,449.

      Net cash used in operating activities was $1,489,596 for the six month period ended June 30, 2005 as compared to net cash provided by operating activities of $19,024 for the six month period ended June 30, 2004. The $1,508,620 increase in cash used in operating activities was primarily due to an increase in losses to fund operations of $974,050, net of non cash charges, and an increase in the changes in accounts payable of $1,042,852 which amounts were partially offset by a decrease in accounts receivable and restricted cash of $250,287 and $459,312, respectively.

      Net cash used in investing activities was $3,166,691 for the six month period ended June 30, 2005 compared to $6,416,514 for the six month period ended June 30, 2004. The $3,249,823 decrease was primarily due to a $3,493,528 decrease in investments in limited partnership interests and a $330,571 decrease in purchase of oil and gas interests and drilling costs. These amounts were partially offset by a $558,068 increase in notes receivable-related party and a $500,000 refund of a prepayment.

      Net cash provided by financing activities was $7,282,554 for the six month period ended June 30, 2005 compared to $8,115,347 for the six month period ended June 30, 2004. The amounts in both periods represent net proceeds from sales of our equity securities.

      At June 30, 2005, we had a working capital deficit of $2,659,201, compared to a working capital deficit of $1,312,131 at December 31, 2004. The $1,347,070 decrease in working capital was due primarily to an increase in accounts payable and accrued expenses of $250,837, an increase in the current portion of the convertible debentures payable of $2,877,966, an increase in notes payable of $153,900, an increase in limited partnership subscriptions payable of $381,341, a decrease in prepaid expenses and advances to operators of $1,295,029, a decrease in accounts receivable-joint interest related party of $178,370, a decrease in accounts receivable- joint interest of $647,746, and a decrease in restricted cash-joint interest of $427,299. These amounts were partially offset by a $2,626,267 increase in cash, a $761,386 increase in notes receivable due from related party, and a $1,386,543 decrease in accounts payable-joint interest.

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

      In connection with the issuance of the Trident Note and the extension of the maturity date of the Trident Note, we issued to Trident warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.20 per share, respectively. The warrants are immediately exercisable and terminate on March 31, 2014.

      On May 27, 2004, we obtained gross proceeds of $1,000,000 through the issuance of a $1,000,000 principal amount convertible promissory note (the "Westwood Note") to Westwood AR, Inc., a Nevada corporation ("Westwood"). The Westwood Note is due August 31, 2005 and accrues interest at 10% per annum payable at maturity. The principal amount of the Westwood Note and any accrued interest thereon is convertible, in whole or in part, at the option of Westwood into: (i) shares of our common stock at an initial conversion price of $1.00 per share, (ii) five membership interests in Knox Gas, LLC, a Delaware limited liability company ("Knox Gas"); or (iii) any of certain specified combinations of the foregoing. Under the terms of the Westwood Note, we are subject to a prepayment option such that, in the event we complete any equity offerings after January 1, 2005, Westwood has the right to require that we distribute to Westwood up to 30% of the amount of the net proceeds received by us in any or all of such offerings towards repayment of the Westwood Note. As of the date of this prospectus, Westwood has not exercised this right.

      In July 2004, we completed a private offering of convertible notes and warrants that we had commenced in April 2004 through which we received aggregate gross proceeds of approximately $6,890,000. Pursuant to a mandatory conversion feature triggered by an amendment to our certificate of incorporation, all principal and accrued interest due under the notes converted into 6,899,053 shares of common stock. The warrants are exercisable for 3,445,000 shares of common stock, have an exercise price of $2.00 per share, and terminate three years from the date of grant.

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

      On November 18, 2004, we obtained gross proceeds of $1,000,000 through the issuance of the DDH Note to DDH Resources. The note is due May 18, 2006, accrues interest at the rate of 12% per annum, and is convertible into shares of our common stock at a conversion price of $1.00 per share.

      On February 21, 2005, we completed a private offering of common stock and warrants in which we received aggregate gross proceeds of $879,590. The shares of common stock and warrants were issued in units at a purchase price of $2.10 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants are immediately exercisable at an exercise price of $2.00 per share and terminate three years from the date of grant.

      On April 19, 2005 we completed two concurrent offerings of units comprised of shares of our Series A Convertible Preferred Stock and warrants. Each unit was comprised of one share of our Series A Convertible Preferred Stock and one warrant and was sold for a purchase price of $11.00 per unit. We sold 710,063 units for aggregate gross proceeds of $7,810,693 in the offerings.

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

      The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

      We will need significant funds to meet capital calls, drilling and production costs in our various oil and gas projects to explore, develop, produce and eventually sell the underlying oil and gas reserves. Specifically, we expect to incur capital calls and production costs of approximately $8.65 million with respect to our various limited partnership and limited liability company interests during the next 12 months as follows (each amount an approximation):

      o     $750,000 for exploration costs in the Awakino South Project;

      o     $1,600,000  for  exploration  and  operating  costs in the Knox Miss
            Project;

      o $1,100,000 for facilities and operating costs in the Louisiana Shelf Project;

      o     $800,000  for  exploration  and  operating  costs in the Good Friday
            Project;

      o     $600,000  for  exploration  and  operating  costs  in the La  Paloma
            Project;

      o $200,000 for exploration and operating costs in the Martinez Ranch Project;

      o $200,000 for exploration and operating costs in the Maverick Basin Project;

      o     $1,100,000  for  exploration  and  operating  costs in the Vicksburg
            Project;

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

      We will also need significant funds to meet our obligations under our outstanding term indebtedness during the next 12 months. Specifically, we will need to repay approximately $4.1 million of term indebtedness during the next 12 months if the underlying notes are not converted into shares of our common stock as follows:

      o     $1,000,000 outstanding under the Westwood Note due August 31, 2005;

      o     $1,000,000 outstanding under the DDH Note due May 18, 2006; and

      o     $2,050,000 outstanding under the Trident Note due March 24, 2006.

      In addition, Touchstone Louisiana, Inc., our wholly-owned subsidiary, issued a $2,000,000 promissory note (the "Endeavour Note") to Endeavour International Corporation as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The Endeavour Note accrues interest at the rate of 3% per annum. The repayment of principal and payment of accrued interest under the Endeavour Note is based on 25% of the monthly cash flows (as defined in the note) of the project. The Endeavour Note contains accelerated payment provisions in the event certain production levels for any of the oil and gas wells are met or exceeded. We expect payments to commence during our third fiscal quarter of 2005.

      As of June 30, 2005, we had cash resources of approximately $3.2 million. We will need a total of approximately $14.1 million to execute our business plan, satisfy capital calls, and pay drilling and production costs on our various interests in oil and gas prospects during the next 12 months. Of this amount, we will need approximately $8.5 million for capital calls and production costs with respect to our various limited partnership and limited liability company interests, approximately $4.1 million to repay our outstanding term indebtedness, and approximately $1.5 million for general corporate expenses. In the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the foregoing amounts during the next 12 months. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments and operate at current levels for the next 12 months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.

Off-Balance Sheet Arrangements

      As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Controls and Procedures.

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer, who serves as our principal financial officer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On May 26, 2005, we issued 200,000 shares of common to Westport Strategic Partners, Inc. in consideration of financial advisory services. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commissions to any person.




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


                                        TOUCHSTONE RESOURCES USA, INC.


Date:  August 15, 2005                  /s/ Stephen P. Harrington
                                        ----------------------------------------
                                        Stephen P. Harrington
                                        Chief Executive Officer, President and
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