Form 10QSB
period 2005-09-30
TOUCHSTONE RESOURCES USA, INC.
filed 2005-11-15
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission file no. 000-50228

                         TOUCHSTONE RESOURCES USA, INC.
                         ------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                               33-0967974
---------------------------------------    ---------------------------------
   (State or Other Jurisdiction of                  (IRS Employer
    Incorporation or Organization)               Identification No.)

                                1600 Smith Street
                                   Suite 5100
                                Houston, TX 77002
                      -------------------------------------
                    (Address of Principal Executive Offices)

                                 (713) 784-1113
                     ---------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [_]

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                                  Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 68,811,773 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of November 10, 2005.

      Transitional Small Business  Disclosure Format (check one):
                                                                  Yes [_] No [X]

                         TOUCHSTONE RESOURCES USA, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1. Financial Statements
          Condensed Consolidated Balance Sheets - (Unaudited)..............   2
          Condensed Consolidated Statements of Operations - (Unaudited)....   3
          Condensed Consolidated Statements of Cash Flows - (Unaudited)....   4
          Notes to Condensed Consolidated Financial Statements.............   5
Item 2. Management's Discussion and Analysis...............................  21
Item 3. Controls and Procedures............................................  34

                                     PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........  36
Item 5. Other Information..................................................  37
Item 6. Exhibits...........................................................  37

Signature..................................................................  38

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                  September 30,       December 31,
                                                                                      2005               2004
                                                                                  --------------     -------------
                                                                                   (Unaudited)         (Audited)

Current assets
   Cash and cash equivalents                                                      $   4,756,056      $     594,182
   Restricted cash - joint interest                                                     596,524          1,139,753
   Accounts receivable - joint interest                                               1,978,847          2,945,421
   Accounts receivable - joint interest related party                                   984,592          3,354,468
   Notes and interest receivable                                                         89,105             66,559
   Due from related party                                                               959,898            188,588
   Prepaid expenses and advances to operators                                           250,836          1,593,079
                                                                                  --------------     --------------

Total current assets                                                                  9,615,858          9,882,050
Undeveloped oil and gas interests, using successful efforts                           4,775,721          4,763,311
Investment in limited partnerships and liability companies                            5,149,370          6,117,046
Fixed assets, net                                                                        51,733             50,958
Deposits                                                                                 26,720             30,149
                                                                                  --------------     --------------
                                                                                  $  19,619,402      $  20,843,514
                                                                                  ==============     ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                          $   1,901,007      $     854,798
   Accounts payable - joint interest                                                  4,021,612          8,224,332
   Notes payable                                                                        517,123            618,223
   Notes payable - related party                                                         59,493            216,541
   Limited partnership subscriptions payable                                            122,226            200,000
   Convertible debentures, net                                                        3,050,000          1,080,287
                                                                                  --------------     --------------

Total current liabilities                                                             9,671,461         11,194,181
                                                                                  --------------     --------------

Note payable - noncurrent                                                             1,819,000          1,819,000
Convertible debenture - noncurrent                                                            -          2,050,000
                                                                                  --------------     --------------

                                                                                      1,819,000          3,869,000
                                                                                  --------------     --------------

Total liabilities                                                                    11,490,461         15,063,181
                                                                                  --------------     --------------

Commitment and contingencies

Minority interest                                                                     2,954,774          3,078,820

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares issued and outstanding - 710,063 at September 30, 2005 and 0 at
        December 31, 2004; Liquidation preference:  $8,119,021                              710                  -
   Common stock; $.001 par value; authorized - 150,000,000 shares;
        shares issued and outstanding - 62,204,551 and 3,918,332 issuable at September 30, 2005 and 59,919,053 issued and outstanding
        and 649,476 issuable at December 31, 2004                                        66,123             60,569
   Additional paid-in capital                                                        32,608,815         18,338,476
   Deferred compensation                                                                      -            (16,600)
   Deficit accumulated during the development stage                                 (27,501,481)       (15,680,932)
                                                                                  --------------     --------------
Total stockholders' equity                                                            5,174,167          2,701,513
                                                                                  --------------     --------------
                                                                                  $  19,619,402      $  20,843,514
                                                                                  ==============     ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  For the Three Months               For the Nine Months          March 5, 2001
                                                   Ended September 30,               Ended September 30,         (Inception) to
                                            ------------------------------------------------------------------    September 30,
                                                 2005              2004             2005               2004            2005
                                            ---------------    -------------   --------------   --------------   ---------------
Operator revenues                            $      46,361      $    60,316     $    240,211     $    144,253    $      441,020
                                            ---------------    -------------   --------------   --------------   ---------------
Expenses:
   Exploration expenses                              2,527                -           54,702          112,748         1,556,100
   Impairment of oil and gas properties            446,233           20,221        1,185,684        1,333,466         1,361,504
   Impairment of goodwill                                -                -                -                -           657,914
   Bad debt expense                                      -                -                -           15,454            15,454
   General and administrative                      800,448          837,507        2,603,770        1,806,005         4,996,893
                                            ---------------    -------------   --------------   --------------   ---------------

Total expenses                                   1,249,208          857,728        3,844,156        3,267,673         8,587,865
                                            ---------------    -------------   --------------   --------------   ---------------

Loss from operations                            (1,202,847)        (797,412)      (3,603,945)      (3,123,420)       (8,146,845)
                                            ---------------    -------------   --------------   --------------   ---------------

Other (income) expense
   Loss from limited partnerships
      and limited liability companies            1,063,286          604,276        4,377,222          717,760         7,883,466
   Impairment of equity investment                       -                -                -                -           139,502
   Interest income                                 (13,490)           (687)          (24,114)          (8,301)          (32,919)
   Interest expense                                496,464          288,510        1,600,697        7,252,307         9,568,895
                                            ---------------    -------------   --------------   --------------   ---------------

Total other expense                              1,546,260          892,099        5,953,805         7,961,766        17,558,944
                                            ---------------    -------------   --------------   --------------   ---------------

Loss before minority interest and
   pre-acquisition losses                      (2,749,107)       (1,689,511)      (9,557,750)      (11,085,186)      (25,705,789)
                                            ---------------    -------------   --------------   --------------   ---------------


Addback:
   Minority interest                                 6,062          106,013          301,548           480,737           557,342
   Pre-acquisition losses                                -                -                -           211,315           211,315
                                            ---------------    -------------   --------------   --------------   ---------------

Total minority interest and
    pre-acquisition losses                           6,062          106,013          301,548          692,052           768,657
                                            ---------------    -------------   --------------   --------------   ---------------

Net loss                                        (2,743,045)      (1,583,498)      (9,256,202)     (10,393,134)      (24,937,132)

Preferred dividend on Series A                    (320,988)               -       (2,564,349)               -        (2,564,349)
                                            ---------------    -------------   --------------   --------------   ---------------

Net loss to common shareholders               $ (3,064,033)     $(1,583,498)    $(11,820,551)    $(10,393,134)   $  (27,501,481)
                                            ===============    =============   ==============   ==============   ===============

Net loss per common share -
   basic and diluted                         $       (0.05)     $     (0.03)    $      (0.19)    $      (0.12)   $        (0.22)
                                            ===============    =============   ==============   ==============   ================

Weighted average number of common shares
   outstanding - basic and diluted              62,466,843       59,531,635      61,454,487      85,799,555        122,517,724
                                            ===============    ==============  ==============   ==============   ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,                March 5, 2001
                                                                     ---------------------------------      (Inception) to
                                                                            2005              2004        September 30, 2005
                                                                     ---------------------------------    ------------------
Cash flows from operating activities
Net cash used in operating activities                                $   (2,082,459)   $     (595,811)    $    (4,073,983)
                                                                     ---------------   ---------------    ----------------

Cash flows from investing activities
    Cash acquired from acquisition of wholly-owned subsidiaries
      and limited partnership interest                                            -           510,273               4,715
    Repayment of note receivable - related party                              2,000             6,250              23,639
    Notes receivable                                                        (23,050)          (30,000)           (204,419)
    Notes receivable - related party                                       (752,000)         (184,549)           (806,975)
    Purchase of oil and gas interests and drilling costs                   (460,120)       (2,548,420)         (2,788,573)
    Refund of oil and gas prepayment                                        500,000                 -             500,000
    Investment in limited partnership interests                          (3,559,820)       (7,319,654)        (11,646,695)
    Distributions from limited partnerships                                  72,500                 -              98,885
    Purchase of fixed assets                                                (12,731)            10,835            (39,672)
                                                                     ---------------   ---------------    ------------------

Net cash used in investing activities                                    (4,233,221)       (9,555,265)        (14,859,095)

                                                                     ---------------   ---------------    ------------------

Cash flows from financing activities
    Advances from stockholder                                                     -                 -              10,000
    Repayments to stockholder                                                     -                 -             (10,000)
    Proceeds from notes payable                                                   -           925,100             807,100
    Proceeds from notes payable - related party                                   -           146,468             279,000
    Repayment of notes payable                                             (101,100)       (5,253,600)         (5,446,100)
    Repayment of notes payable - related party                             (157,048)          (76,000)           (248,548)
    Proceeds from issuance of convertible debt                                    -         9,990,000          11,090,000
    Repayment of convertible debt                                                 -          (150,000)                  -
    Loan costs                                                                    -          (121,500)           (104,000)
    Capital contributed by officer                                                -            15,000              15,000
    Minority contributions, net of issuance costs                           116,690         3,425,500           3,442,190
    Proceeds from issuance of preferred stock, net of issuance costs      6,940,081         2,559,250           6,940,081
    Proceeds from issuance of common stock, net of issuance costs         3,678,931                 -           6,914,411
                                                                     ---------------   ---------------    ------------------

Net cash provided by financing activities                                10,477,554        11,460,218          23,689,134

Net increase in cash and cash equivalents                                 4,161,874         1,309,142           4,756,056

Cash and cash equivalents at beginning of year                              594,182            91,578                   -
                                                                     ---------------   ---------------    ------------------

Cash and cash equivalents, end of period                             $    4,756,056       $ 1,400,720     $     4,756,056
                                                                     ===============   ===============    ==================


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

Touchstone follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, Touchstone continues to utilize Accounting Principles Board ("APB") No. 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three months and nine months ended September 30, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, Touchstone's net loss to common shareholders and net loss per share would have been as follows:

                                                       Three Months Ended                       Nine Months Ended
                                                         September 30,                            September 30,
                                              -----------------------------------      ------------------------------------
                                                   2005                 2004                2005                 2004
                                              --------------      ---------------      ----------------    ----------------
Net loss, to common stockholders
  as reported                                 $  (3,064,033)      $   (1,583,498)      $   (11,820,551)    $  (10,393,134)
Add:  Stock-based employee
  compensation expense included
  in reported net income determined
  under APB No. 25, net of related
  tax effects                                             -                    -                     -                  -
Deduct:  Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards, net of related tax                   (346,088)                   -              (346,088)                 -
  effects
                                              --------------      ---------------      ----------------    ---------------

Pro forma net income to common
  stockholders                                $  (3,410,121)      $   (1,583,498)      $   (12,166,639)    $  (10,393,134)
                                              --------------      ---------------      ----------------    ----------------

Net loss per common share:
     Basic and diluted - as reported          $      (0.05)       $        (0.03)      $         (0.19)    $        (0.12)

     Basic and diluted - pro forma            $      (0.05)       $        (0.03)      $         (0.20)    $        (0.12)


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

Effective March 18, 2004, the Company changed its name from "The Coffee Exchange, Inc." to "Touchstone Resources USA, Inc."


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of Touchstone Resources USA, Inc. and its eight subsidiaries consisting of:

     o Touchstone Resources USA, Inc. ("Touchstone Texas"), a wholly-owned Texas corporation incorporated in May 2000
     o Touchstone New Zealand, Inc. ("Touchstone New Zealand"), formerly known as Touchstone Awakino, Inc. ("Touchstone Awakino"), a wholly-owned Delaware corporation incorporated in March 2004
     o Touchstone Louisiana, Inc. ("Touchstone Louisiana"), a wholly-owned Delaware corporation incorporated in March 2004
     o Touchstone Texas Properties, Inc. ("Touchstone Properties"), formerly known as Touchstone Vicksburg, Inc. ("Touchstone Vicksburg"), a wholly-owned Delaware corporation incorporated in March 2004
     o Knox Gas, LLC ("Knox Gas"), a 68.18% owned Delaware limited liability company formed in February 2004
     o PHT West Pleito Gas, LLC ("PHT West"), a 86% owned Delaware limited liability company formed in April 2004
     o Touchstone Oklahoma, LLC ("Touchstone Oklahoma"), formerly known as Touchstone Pierce Exploration, LLC ("Touchstone Pierce"), a wholly-owned Delaware limited liability company formed in June 2004
     o PF Louisiana, LLC ("PF Louisiana"), a wholly-owned Delaware limited liability company formed in August 2004
     o CE Operating, LLC ("CE Operating"), a wholly-owned Oklahoma limited liability company formed in May 2005

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

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment which is the acquisition, exploration and development of natural gas and oil properties. The Company's operations are conducted in two geographic areas as follows:

Operating revenues for the nine months ended September 30, 2005 and 2004 by geographical area were as follows:

                                                       September 30,
                                              ------------------------------
                                                  2005               2004
                                              -------------     ------------

           United States                      $    240,211      $    144,253
           New Zealand                                   -                 -
                                              -------------     ------------

                                              $    240,211      $    144,253
                                              =============     ============


Operating revenues for the three months ended September 30, 2005 and 2004 by geographical area were as follows:

                                                       September 30,
                                              ------------------------------
                                                  2005              2004
                                              -------------     ------------

           United States                      $     46,361            60,316
           New Zealand                                   -                 -
                                              -------------     ------------

                                              $     46,361      $     60,316
                                              =============     ============


Long-lived assets as of September 30, 2005 and December 31, 2004 by geographical area were as follows:

                                              September 30,     December 31,
                                                   2005             2004
                                              -------------     ------------

           United States                      $  9,861,173      $ 10,669,066
           New Zealand                             115,651           262,249
                                              -------------     ------------

                                              $  9,976,824      $ 10,931,315
                                              =============     ============

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

The number of shares of common stock and the loss per share related to the three months ended March 31, 2004 have been updated to reflect the 25 for 1 stock split effected in March 2004.

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                                                   Nine Months Ended
                                                                     September 30,
                                                          ----------------------------------
                                                                2005               2004
                                                          ---------------- -----------------
           Warrants                                          13,413,671         5,256,250
           Options                                            4,967,540                 -
           Convertible debt                                   3,050,000         3,100,000
           Series A convertible preferred stock               7,100,630                 -
                                                          ---------------- -----------------

                                                             28,531,841         8,356,250
                                                          ================ =================


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

The Company believes that the proceeds from private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through September 2006. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - DUE FROM RELATED PARTY

As of September 30, 2005, the Company had advanced $50,975 to PHT Vicksburg Partners, LP ("PHT Vicksburg"), a limited partnership in which the Company has an equity interest, and $750,000 to Awakino South Exploration, LLC ("Awakino"), a limited liability company in which the Company has an equity interest, and $35,000 to Touchstone Resources, Ltd. ("Touchstone Canada"). The president of Touchstone Canada served as the president of Touchstone Texas until his resignation on June 2, 2004. In addition, the Company was owed $101,607 (approximately $752,000 less a reserve for collection of $650,393) from Touchstone Canada for payment of accounts payable, which Touchstone Canada had agreed to assume prior to the Company's acquisition of Touchstone Texas.


NOTE 6 - OIL AND GAS PROSPECTS

PF Louisiana, LLC

On August 11, 2005, PF Louisiana elected not to make the delay rental payment on State Lease #18219 located in Ibera Parish, Louisiana. This resulted in PF Louisiana impairing its total investment in the lease in the amount of $447,921.

Touchstone Oklahoma, LLC

On August 31, 2005, Touchstone Oklahoma, entered into a farmout agreement with Checotah Exploration, LP. Touchstone Oklahoma acquired approximately 10,600 net mineral acres in McIntosh County, Oklahoma for $350,000. The agreement calls for the drilling of two test wells in which Touchstone Oklahoma will be responsible for the first $1,000,000 in costs; after which the costs of drilling will be split equally between Touchstone Oklahoma and Checotah Exploration, LP. Upon successful completion of the two test wells ("additional wells"), Touchstone Oklahoma will earn a 25% working interest in and to the farmout acreage. After completion of the two test wells, Touchstone Oklahoma has the right to drill two or more test wells in which Touchstone Oklahoma will be responsible for the first $1,000,000 in costs; after which the costs of drilling will be split equally between Touchstone Oklahoma and Checotah Exploration, LP. Upon successful completion of the additional wells, Touchstone Oklahoma will earn an additional 25% working interest in and to the farmout acreage (cumulative working interest of 50%).

CE Operating, LLC

In September 2005, the Company acquired one hundred percent (100%) of the membership interest of CE Operating, LLC, a qualified Oklahoma oil and gas operator, from Austex Production Company, LLC for $8,000. The Company subsequently contributed $150,000 to CE Operating. CE Operating purchased two certificates of deposit in the amount of twenty-five thousand dollars ($25,000) to back letters of credit required by governmental authorities of the State of Oklahoma. The Company serves as the sole and managing member.


NOTE 7 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

Checotah Pipeline, LLC

In September 2005, the Company formed Checotah Pipeline, LLC. The Company owns 50% of the membership interest of the limited liability company, with Checotah Exploration, LP owning the other 50%. The Company contributed $45,000 in initial capital to the limited liability company, which was used to fund acquisition of a gathering system in McIntosh County, Oklahoma. The Company and the other member of the limited liability company may be subject to capital calls as necessary to fund the operation, maintenance, and expansion of the pipeline. The company will serve as managing member.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:

                                                             September 30, 2005                          December 31, 2004
                                                    --------------------------------------    --------------------------------------
                                                                            Temporary                                   Temporary
                                                                            Excess of                                   Excess of
                                                                         Carrying Value                              Carrying Value
                                                    Carrying Value       Over Net Assets       Carrying Value        Over Net Assets
                                                    --------------      ----------------      ----------------      ----------------
                                                      (Unaudited)         (Unaudited)            (Unaudited)           (Unaudited)
PHT Vicksburg Partners, LP                            $   604,275         $      80,592          $    404,552          $     47,631
Awakino South Exploration, LLC                            115,651                     -               252,154                     -
PHT Stent Partners, LP                                          -                     -                10,094                47,616
Louisiana Shelf Partners, LP                            2,558,866             1,224,874             2,484,428             1,219,497
PHT Wharton Partners, LP                                  112,818                     -               234,665                     -
PHT Vela Partners, LP                                     340,703                11,387               449,919                68,987
PHT Good Friday Partners, LP                              351,750                31,832               812,737               190,347
PHT Martinez Partners, LP                                 835,645                28,252               833,981                36,151
PHT La Paloma Partners, LP                                175,521               135,724               625,375                73,166
Maverick Basin Exploration, LLC                                 -                     -                     -               345,850
Checotah Pipeline, LLC                                     45,000                     -                     -                     -
LS Gas, LLC                                                 1,000                 1,000                 1,000                 1,000
2001 Hackberry Drilling Fund Partners, LP                   8,141                     -                 8,141                     -
                                                    --------------      ----------------      ----------------      ----------------

                                                      $ 5,149,370         $   1,513,661          $  6,117,046          $  2,030,245
                                                    ==============      ================      ================      ================

The Company expects the temporary excess carrying value to decrease as the various entities receive payment of subscription receivables due them and generate cash flows from the sale of oil and gas produced from the proved oil and gas reserves.

The following table summarizes financial information for the limited partnerships and limited liability companies accounted for under the equity method of accounting at September 30, 2005 and December 31, 2004 and has been compiled from the financial statements of the respective entities:

                                         September 30, 2005      December 31, 2004
                                         ------------------      -----------------
                                            (Unaudited)             (Unaudited)
Total Assets                              $   25,121,794          $   30,760,273
                                         =================       =================

Total Liabilities                         $    8,043,079          $    7,352,041
                                         =================       =================

                                       Nine Months Ended September 30,             Three Months Ended September 30,
                                   -----------------------------------------     -------------------------------------
                                          2005                   2004                 2005                 2004
                                   --------------------    -----------------     ----------------     ----------------
                                       (Unaudited)            (Unaudited)           (Unaudited)         (Unaudited)
Results of Operations:
Revenue                                $   1,433,388         $    482,014          $   528,205          $   431,097
Loss from Operations                   $ (29,994,664)        $ (4,700,409)         $(5,816,595)         $(3,169,824)
Net Loss                               $ (29,994,664)        $ (4,700,409)         $(5,816,595)         $(3,169,824)

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


 NOTE 8 - NOTES PAYABLE

The following schedule summarizes the current and non-current portion of Company's debts as of September 30, 2005:

Payable to                                Current           Non-current             Total
----------------------------------  -----------------   ------------------   -----------------
2001 Hackberry Drilling Fund, LP              59,493                    -             59,493
                                    -----------------   ------------------   -----------------
      Subtotal - related parties              59,493                    -             59,493
                                    -----------------

IL Resources                                 110,000                    -            110,000
South Oil                                     87,500                    -             87,500
John Paul Dejoria                            128,857                    -            128,857
Other                                          9,766                    -              9,766
Endeavour                                    181,000            1,819,000          2,000,000
                                    -----------------   ------------------   -----------------
      Subtotal                               517,123            1,819,000          2,336,123
                                    -----------------   ------------------   -----------------

                                        $    576,616      $     1,819,000     $    2,395,616
                                    =================   ==================   =================


The following schedule summarizes the current and non-current portion of Company's debts as of December 31, 2004:

Payable to                                 Current        Non-current          Total
-------------------------------------  ---------------  ---------------   ----------------
SPH Investment, Inc.                    $      75,000    $           -     $      75,000
Louisiana Shelf Partners, LP                   82,047                -            82,047
2001 Hackberry Drilling Fund, LP               59,494                -            59,494
                                       ---------------  ---------------   ----------------
      Subtotal - related parties              216,541                -           216,541
                                       ---------------

IL Resources                                  210,000                -           210,000
South Oil                                      87,500                -            87,500
John Paul Dejoria                             128,857                -           128,857
Other                                          10,866                -            10,866
Endeavour International Corporation           181,000        1,819,000         2,000,000
                                       ---------------  ---------------   ----------------
      Subtotal                                618,223        1,819,000         2,437,223
                                       ---------------  ---------------   ----------------

                                        $     834,764    $   1,819,000     $    2,653,764
                                       ===============  ===============   ================

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 9 - CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following at:

                                                               September 30,       December 31,
                                                                    2005               2004
                                                              --------------     ---------------
  12% Secured convertible note                                  $ 2,050,000        $ 2,050,000
  12% Convertible promissory note                                 1,000,000          1,000,000
  10% Convertible promissory note                                         -          1,000,000
                                                              --------------     ---------------

                                                                  3,050,000          4,050,000
      Less unamortized discount                                           -            919,713
                                                              --------------     ---------------

                                                                  3,050,000          3,130,287
      Less long-term portion                                              -          2,050,000
                                                              --------------     ---------------

  Current portion of convertible debentures                     $ 3,050,000        $ 1,080,287
                                                              ==============     ===============


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

On August 18, 2005, the Company entered into an agreement with Westwood AR, Inc. ("Westwood AR"), to amend the conversion rights of the convertible note dated May 27, 2004. The note was amended so that Westwood AR could convert, all or any part, of the original principal amount of the note, plus accrued interest into units consisting of two (2) shares of common stock and one (1) three-year common stock purchase warrant for $1.50 per common share; and 2 membership interests in Knox Gas, LLC. The conversion price per unit was stated to be $1.80. On August 19, 2005, Westwood AR converted the entire principal, plus accrued interest into 623,897 units and two membership interests in Knox Gas, LLC. The Company issued 1,247,794 shares of its common stock and 623,897 three-year warrants with an exercise price of $1.50 per share.

Under Financial Accounting Standard ("FAS") No. 84, "Induced Conversions of Convertible Debt an amendment of APB Opinion No. 26," the Company's amendment of the convertible note was deemed as an inducement for Westwood AR to convert the note. Accordingly, the value of the inducement to convert the promissory note was recorded as interest expense in the amount of $280,324.

During August 2005, as defined in the 12% Secured convertible note agreement with Trident Growth Fund ("Trident"), the options granted to Roger Abel triggered a reset provision. The note has been reset to a conversion price of $0.86, the exercise price of Mr. Abel's options. Since the reset price was greater than of fair market value of the stock on the date when the original note was issued to Trident, no additional beneficial conversion expense was recorded.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 10 - STOCKHOLDERS' EQUITY

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

Holders of the Series A Shares are entitled to receive dividends at the rate of eight percent (8%) per annum of the $11.00 stated value of such shares payable on an annual basis on December 31 of each year after issuance, or upon earlier conversion, out of funds legally available therefore; provided, however, that at the option of the holder, such dividends shall be payable in kind at the rate of 12% per annum of the $11.00 stated value of such shares by issuance of shares of the Company's common stock having a fair market value equal to the amount of the dividend. For this purpose, fair market value is defined as the average of the high and low bid prices for the Company's shares of common stock as reported on the OTC Bulletin Board for the five (5) trading days immediately preceding the date the dividend is paid. As of September 30, 2005, the Company has recorded an accrued preferred stock dividend of $308,328.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, but in no case later than 90 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 90 days after the termination of the offering or if the registration statement is not declared effective within 180 days after the termination of the offering. As of September 30, 2005, the Company has not yet filed the registration statement. The Company therefore accrued $177,026 of penalties for the period through September 30, 2005.

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

As a result of the Regulation D and Regulation S Offerings during March and April 2005, the Company has issued a total of 710,063 shares of Series A preferred stock and warrants to purchase 3,550,315 shares of common stock to the investors. Under Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the Series A convertible preferred stock and warrants based on a fair value basis of each item. Consequently, the convertible Series A preferred stock was recorded with a discount of $1,109,335 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27, the discount for the warrant was recorded as a preferred dividend. An additional beneficial conversion discount of $1,146,686 was recorded since the Series A preferred stock is convertible into shares of common stock at an effective conversion price of $0.95 per share while the prevailing common stock share prices was $1.10, $1.11 and $1.16 at each closing date. This discount was also recorded as a preferred dividend.

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


On May 26, 2005, the Company issued 200,000 shares of common stock to a consultant in exchange for consulting services for one year. The shares were valued at the Company's fair market value at the time of issuance in the amount of $166,000 and fully expensed as of September 30, 2005.

On July 11, 2005, The Company's Board of Directors approved and commenced an offering of up to 14,000,000 Units of its securities, each unit consisting of two shares of the Company's common stock and one three-year $1.50 common stock purchase warrant for a unit offering price of $1.80. The exercise price of the warrants will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which we the Company is not the surviving corporation (other than a merger with a wholly owned subsidiary for the purpose of incorporating the Company in a different jurisdiction), all holders of the warrants shall be given at least fifteen (15) days notice of such transaction and shall be permitted to exercise the warrants during such fifteen (15) day period. Upon expiration of such fifteen (15) day period, the warrants shall terminate. The securities were issued in a private placement transaction to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D. The Company agreed to include the shares of common stock and shares of common stock issuable upon exercise of the warrants in any registration statement (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor form) they file with the Securities and Exchange Commission under the Securities Act for the purpose of registering the public sale of any of our securities.

During August and September 2005, the Company sold 1,816,667 units in which 3,633,332 shares of common stock and 1,816,667 warrants were issued for an purchase price of $3,270,000. The Company accrued broker fees of $181,600 related to this transaction.

Stock options

On September 30, 2005, the Company's Board of Directors adopted the Touchstone Resources USA, Inc. 2005 Stock Incentive Plan (the "Plan"). The Plan reserves 10,000,000 shares of common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and other equity based or equity related awards to employees, officers, directors, or advisors to the Company or any of the Company's subsidiaries as well as individuals who have entered into an agreement with the Company under which they will be employed by the Company or any of its subsidiaries in the future. The Plan is administered by the Board of Directors (the "Board") of the Company which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount and terms of any award. In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board. Although the Plan provides for the issuance of options that qualify as incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, since the Plan was not approved by the Company's stockholders, the Company cannot issue ISOs unless and until it obtains the requisite shareholder approval.

Stock options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 85% of the fair market value of the Company's common stock on the date of grant (100% in the case of ISOs), are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Unless otherwise determined by the Board, awards terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability, or death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the Plan, awards terminate immediately upon such termination.

In connection with his employment, the Company issued an option to Mr. Abel to purchase 4,876,540 shares of common stock at an exercise price of $.86 per share, the last sales price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of 7 years and vests in two equal installments on August 15, 2006 and 2007 provided that Mr. Abel remains continuously employed by the Company through the applicable vesting date or is receiving severance payment from the Company in accordance with his employment agreement. In the event that Mr. Abel is terminated for a cause during this period, the option shall forthwith terminate. Unless Mr. Abel is terminated for a cause, once vested, the option can be exercised at any time prior to expiration.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


On September 30, 2005, the Company issued a nonstatutory stock option under the Plan to Jerry Walrath, it's Vice President of Land and Project Development, to purchase 100,000 shares of common stock at an exercise price of $.96 per share, the last sales price of it's common stock reported on the OTCBB on the date of grant. The options vest in equal annual installments over a four-year period commencing September 1, 2005 and are otherwise subject to the terms of the Plan.

Stock Warrants

On June 10, 2005, the Company issued warrants to purchase 250,000 shares of common stock to Legend with ascribed value of $30,000, in consideration for the consulting service Legend agreed to provide over a year. The warrants have an exercise of $1.10 per share and expire in two years.

The Company had the following outstanding common stock warrants to purchase its securities at September 30:

                                                 2005                                    2004
                                  -----------------------------------   ----------------------------------
                                     Number of        Exercise Price      Number of        Exercise Price
Expiration Date                   Warrants issued        Per Share      Warrants issued       Per Share
--------------------------        ----------------    ---------------   ---------------    --------------
April 2007                             3,445,000          $   2.00         3,445,000          $   2.00
June 2007                                250,000          $   1.10                 -          $      -
July 2007                              1,561,250          $   2.00         1,561,250          $   2.00
November 2007                            600,000          $   2.00                 -          $      -
November and
  December 2007                          418,852          $   2.00                 -          $      -
January 2008                              87,959          $   2.00                 -          $      -
March 2008                             4,152,319          $   1.50                 -          $      -
June 2008                                107,727          $   1.25                 -          $      -
August and
  September 2008                       2,440,564          $   1.50                 -          $      -
March 2014                               100,000          $   0.86                 -          $      -
March 2014                               250,000          $   0.86           250,000          $   1.00
                                  ----------------                      ---------------

Common Stock                          13,413,671                           5,256,250
                                  ================                      ===============


NOTE 11 - CONCENTRATIONS

A majority of the Company's equity investments in oil and gas entities have a common general partner/managing member of PHT Gas, LLC.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 13 - SUBSEQUENT EVENTS

In October 2005, the Company entered into an Exploration and Development Agreement with two industry partners to acquire acreage for development in Northern Arkansas. Under the agreement, the Company will own forty-five percent (45%) of the leasehold acquired and bear forty-five percent (45%) of the costs attributable thereto. Pursuant to this Agreement, the Company has expended six hundred fifty thousand dollars ($650,000) to date.

During November 2005, the Company received payment of $250,000 against the outstanding promissory note due from Awakino South Exploration.

In the fourth quarter of 2005 the Company is making demands for payment from related parties.

In the fourth quarter of 2005 the Company is reviewing its existing insurance coverage and will make adjustments to coverage as it deems necessary.

In continuation of the July offering, between October 1, 2005 and November 10, 2005, the Company sold 2,688,890 shares of common stock and warrants to purchase an additional 1,344,445 shares of common stock for aggregate gross cash proceeds of $2,420,000. The securities were sold in units consisting of two shares of the Company's common stock and one common stock purchase warrant at a purchase price of $1.80 per unit. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $1.50 per share for a term of three years.

Since commencing operation in the oil and gas exploration and development business in March 2004, the Company has acquired a number of interests in oil and gas projects. Most of these interests were acquired by limited liability companies or limited partnerships in which the Company owns an equity interest. Under this structure, the Company's equity investee, rather than the Company, owns the direct working interest in the prospect.

This structure has the following effects:

        - As an equity interest holder in most of the limited liability companies and partnerships, the Company does not have sole management control over the working interest owned by the limited liability company or partnership.
        - When a partnership or limited liability company in which the Company owns an equity interest receives a request for expenditure, although the Company is only required to pay its proportionate share of such expense, if any of the other partners or members fails to make payment of its proportionate share, the partnership or limited liability company is at risk of losing its entire working interest as a result of the delinquency of a single member or partner. As a result, the Company is exposed to unnecessary risks associated with the financial stability of its partners.
        - The transactions related to the limited liability companies and partnerships are accounted for under the equity method of accounting. This results in all of the expenses and revenues applicable to each entity being combined into a single line item on the Company's statement of operations captioned "Loss (Profit) from Limited Partnerships and Limited Liability Companies" and all assets being accounted for on its balance sheet as "Investments in Limited Partnerships and Liability Companies."

During September 2005, the Company began the process of reorganizing its corporate structure so that it directly owns its oil and gas assets. The process involves its withdrawal as a member or partner in these limited liability companies and limited partnerships and the assignment to the Company of a record title interest of its beneficial interest in the working interest held by such entities. Upon completion of these transactions, the Company will become direct owners of its oil and gas assets, receive joint interest billing statements directly from the operator of the various properties for all activities conducted on its leaseholds, and be directly responsive to elections and cash calls from such operators. These transactions have been designed to: (i) reduce the risks in these projects associated with the credit worthiness of its partners; (ii) increase the Company's control over its assets; and (iii) streamline the Company's accounting process. The Company expects the foregoing to be completed during the fourth quarter of 2005.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 14 - RECLASSIFICATION

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

A more in-depth discussion of the factors that may cause our actual results to differ materially from those indicated in the forward-looking statements is set forth under the caption "Risk Factors" in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

      All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2. Management's Discussion and Analysis.

      Unless  otherwise  indicated  or  the  context  otherwise  requires,   all
references to "Touchstone," the "Company," "we," "us" or "our" and similar terms refer to Touchstone Resources USA, Inc. and its subsidiaries.

      The following Management's Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto. The revenue and operating income (loss) amounts in this Management's Discussion and Analysis are presented in accordance with United States generally accepted accounting principles.

Overview

      We  are  an  independent   energy  company  engaged  in  the  acquisition,
development and production of oil and natural gas reserves.

We currently own working interests in approximately 16 oil and gas projects in Texas, Louisiana, Mississippi, Oklahoma, and New Zealand. These include several producing properties in Starr, Hidalgo, Wharton, Maverick, and Zavala Counties in Texas and working interests in currently completed wells and wells awaiting completion in Zapata County, Texas. We also own a working interest in an offshore well in Southern Louisiana which is capable of production but currently awaiting facilities and additional interests in non-proved acreage in Mississippi, Oklahoma and Arkansas. We are currently awaiting assignment of a record title interest in our Awakino and Stent projects in New Zealand.

      Our vision is to build a high growth, high efficiency, cost-effective developer of energy resources and infrastructure. We seek to create shareholder value through building oil and gas reserves, production revenues, and operating cash flow by:

o Engaging in a program of high potential exploration projects within proven petroleum basins while mitigating risk through the use of advanced geophysical modeling

o Participating in the development of non-conventional, resource based gas projects

o Participating in low risk energy gathering and transportation systems where competition is limited and which generate stable cash flow and provide sufficient upside opportunity through expansion

o Utilizing the most cost effective development and completion techniques for development

o Constantly evaluating our portfolio of assets to assess potential reward versus further development risk, and selling or trading assets when deemed appropriate

o     Acquiring    undercapitalized    firms   with    attractive    development
      opportunities.

      We believe that building oil and gas reserves and production, on a cost-effective basis, are the most important indicators of performance success for an independent oil and gas company. By initially building a base of long-term reserves in resource based plays to generate and sustain operating cash flow, such as our recently announced acquisition in the Caney Shale Play in the Arkoma Basin of Oklahoma and our Fayetville Shale Play in Northern Arkansas, we will be in a better position to participate in the higher risk and higher growth rate exploration opportunities that still exist.

Outlook

      Our ability to generate future revenues, operating cash flow and earnings is dependent on the successful development of our inventory of capital projects, the volume and timing of our production, our ability to identify, acquire and successfully exploit properties containing oil and gas reserves in commercial quantities, and the commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our financial condition and results of operations. Our ability to generate future revenues, operating cash flow and earnings will also be influenced by our exploration and development efforts. Our exploration and development expenditures will initially be weighted towards shale gas resource plays. We intend to remain active in searching for high potential exploration opportunities, but may find ourselves leveraging them until such time, if ever, that funding is more readily available from the asset development by shale gas, through project based financing or otherwise. We will also seek to create alliances with significant holders of exploration data resources to increase our exposure to discovery.

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

      To execute our plan, we need to retain additional executive officers and directors with substantial experience in the oil and gas exploration and development business. In that regard, during the third quarter, we retained a Chief Executive Officer, a Vice President of Land and Business Development and we expect to retain additional executive management with substantial industry experience. Our future success will continue to be dependent upon our ability to identify projects which are capable of producing oil and gas in commercial quantities which in turn, is dependent upon access to the capital necessary to exploit such opportunities. As of the date of this report, we have generated minimal revenues, sustained substantial losses, our expected capital expenditures exceed our available cash resources, and we need to raise substantial additional capital to execute our business plan. Due to these factors, our independent auditors have included an explanatory paragraph in their opinion for the fiscal year ended December 31, 2004 as to the substantial doubt about our ability to continue as a going concern. Our prospects must be considered in light of the forgoing and the risks, expenses and difficulties encountered by companies at an early stage of development.

Direct Ownership of Oil and Gas Assets

      Since commencing operations in the oil and gas exploration and development business in March 2004, we have acquired a number of interests in oil and gas projects. Most of these interests were acquired by limited liability companies or limited partnerships in which we own an equity interest. Under this structure, the limited liability company or limited partnership, rather than the Company, owns the direct working interest in the prospect.

      This structure has the following effects:

      o As an equity interest owner in most of the limited liability companies and partnerships, we do not have sole management control over the working interest owned by the limited liability company or partnership.

      o When a partnership or limited liability company in which we own an equity interest receives a request for expenditure, although we are only required to pay our proportionate share of such expense, if any of the other partners or members fails to make payment of its proportionate share, the partnership or limited liability company is at risk of losing its entire working interest as a result of the delinquency of a single member or partner. As a result, we are exposed to unnecessary risks associated with the financial stability of our partners.

      o The transactions related to the limited liability companies and partnerships are accounted for under the equity method of accounting. This results in all of the expenses and revenues applicable to each entity being combined into a single line item on our statement of operations captioned "Loss (Profit) from Limited Partnerships and Limited Liability Companies)" and all assets being accounted for on our balance sheet as "Investments in Limited Partnerships and Liability Companies." In order to accurately record the forgoing, we are dependent on the underlying partnerships and limited liability companies generating timely and accurate financial reports to us.

      During September 2005, we began the process of reorganizing our corporate structure so that we directly own our oil and gas assets. The process involves our withdrawal as a member or partner in these limited liability companies and limited partnerships and the assignment to us of a record title interest of our beneficial interest in the working interest held by such entities. Upon completion of these transactions, we will become direct owners of our oil and gas assets, receive joint interest billing statements directly from the operator of the various properties for all activities conducted on our leaseholds, and be directly responsive to elections and cash calls from such operators. These transactions have been designed to: (i) reduce the risks in these projects associated with the credit worthiness of our partners; (ii) increase our control over our assets; and (iii) streamline our accounting process. We expect the foregoing to be completed during the current quarter.

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

Recent Accounting Pronouncements

      On April 4, 2005 the FASB adopted FASB Staff Position (FSP) FSB 19-1 "Accounting for Suspended Well Costs" that amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to permit the continued capitalization of exploratory well costs beyond one year if the well found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. In accordance with the guidance in the FSP, we applied the requirements prospectively in the third quarter of 2005. The adoption of FSP 19-1 by us during the third quarter of 2005 did not have an immediate affect on the consolidated financial statements. However, it could impact the timing of the recognition of expenses for exploratory well costs in future periods.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. We are required to adopt Interpretation No. 47 prior to the end of 2006. We are currently assessing the impact of Interpretation No. 47 on our results of operations and financial condition.

            In November 2004, the FASB issued SFAS No. 151 "Accounting for Inventory Costs" that amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to adopt SFAS No. 151 in the beginning of 2006 and its adoption is not expected to have a significant effect on our results of operations or financial condition.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" that amends Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions" and Amends FAS 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies", paragraphs 44 and 47(e). ARB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and SFAS 153 amended ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on our results of operations or financial condition.

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" to replace ABP No. 20 "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." Opinion 20
previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a significant effect on our results of operations or financial condition.

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

Comparison of Three and Nine Months Ended September 30, 2005 and September 30, 2004

      We entered the oil and gas exploration and development business in March 2004. Prior to that time, we were unsuccessful in the execution of our business plan and thus, did not generate any revenues or incur any significant operating expenses. As a result of the foregoing, we believe that our consolidated revenues and operating expenses for the nine months ended September 30, 2005 are not comparable to our consolidated revenues and operating expenses for the nine months ended September 30, 2004 and, therefore, any differences between our consolidated revenues and operating expenses for such nine month period should not be relied upon as an indication of our future results of operations or performance.

Revenues

      Revenues consist of fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator or from sales of oil and gas projects in which we have a majority interest.

      We generated $46,361 of revenue during the three-month period ended September 30, 2005 as compared to $60,316 during the three-month period ended September 30, 2004. We generated $240,211 of revenue the nine-month period ended September 30, 2005 as compared to $144,253 during the nine-month period ended September 30, 2004. The $95,958 increase in revenues was due to an increase in the number of projects for which we serve as the operator. We expect revenues to increase in the future as we continue to serve as the operator for existing and new wells and produce oil and gas from our various working interests. As we complete the transfer of our working interests from beneficial interests in partnerships to direct ownership, sales of oil and gas allocated to us from these interest will be accounted for as revenue.

Exploration Expenses

      Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, and other exploration expenses. Exploration expenses were $2,527 during the three-month period ended September 30, 2005. We did not incur any exploration expenses during the three-month period ended September 30, 2004.

      Exploration expenses were $54,702 during the nine-month period ended September 30, 2005 as compared to $112,748 in exploration expenses during the nine-month period ended September 30, 2004. The decrease in exploration expenses resulted primarily from our focus on development and production in the various properties and less exploration activity. We expect exploration expenses to increase in future periods due to the need to drill several obligation wells

Impairment of Oil and Gas Properties and Equity Investments

      We review our long-lived assets, including our oil and gas properties and equity investments, whenever events for impairment or circumstances indicate that the carrying value of those assets may not be recoverable. We incurred $446,233 of non-cash charges associated with the impairment of the carrying value of certain of our oil and gas properties and equity investments during the three-month period ended September 30, 2005 as compared to $20,221 of non-cash charges during the three-month period ended September 30, 2004. The charge resulted from our subsidiary PF Louisiana electing not to make the delay rental payment on State Lease #18219 located in Ibera Parish, Louisiana.

      We incurred $1,185,684 in impairment of the carrying value of certain of our oil and gas properties and equity investments during the nine-month period ended September 30, 2005 as compared to $1,333,466 of such charges during the nine-month period ended September 30, 2004. The impairment of the carrying value of unproved properties acquisition and drilling costs related to our Mississippi properties as a result of dry holes and PF Louisiana electing not to make the delay rental payment on State Lease #18219 located in Ibera Parish, Louisiana, which were partially offset by credits received for over-billed drilling costs on our PHT West Pleito Project. We may incur additional charges associated with the impairment of our oil and gas properties in the event we abandon or withdraw from additional oil and gas projects in the future.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative were $800,448 for the three-month period ended September 30, 2005 as compared to $837,507 for the three-month period ended September 30, 2004.

      General and administrative expenses increased $797,765 to $2,603,770 for the nine-month period ended September 30, 2005 from $1,806,005 for the nine-month period ended September 30, 2004. The increase resulted primarily from our commencement of operations in the oil and gas exploration and development business in March 2004, and consisted primarily of $363,987 of professional fees incurred in connection with our increased interests in oil and gas prospects, financing transactions and compliance with our reporting obligations under federal securities laws, $127,288 of consulting and engineering fees incurred in connection with our oil and gas operations, and $177,026 of penalties incurred as a result of our delinquency in filing a registration statement for the preferred stock offering during March and April 2005. We expect general and administrative expenses to increase in future periods as a result of increased compensation expense for executive management personnel, including our chief executive officer and additional executive officers we expect to retain, increased consulting and engineering fees related to our oil and gas operations, and continued expenditures for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

Loss (Profit) From Limited Partnerships and Limited Liability Companies

      Loss from limited partnerships and limited liability companies includes the income or losses that we recognize from the financial performance of the oil and gas limited partnerships and limited liability companies in which we own an equity interest of greater than 5% but less than 50% of the applicable entity. Loss from limited partnerships and limited liability companies increased $459,010 to $1,063,286 for the three-month period ended September 30, 2005 from $604,276 for the three-month period ended September 30, 2004. The loss from limited partnerships and limited liability companies consisted primarily of the $88,248 loss that we recognized from our leasehold interest in Zapata County, Texas (the "Good Friday Project"), the $812,536 loss that we recognized from our leasehold interest in Wharton County, Texas (the "Wharton Project"), the $97,118 loss that we recognized from our leasehold interest in the Maverick Basin in South Texas (the "Maverick Basin Project"), the $39,862 loss that we recognized from our leasehold interest in the Taranaki Basin in New Zealand (the "Awakino South Project"), and the $102,057 loss that we recognized from our leasehold interest in Zapata County, Texas (the "Vela Project").

      Loss from limited partnerships and limited liability companies increased $3,659,462 to $4,377,222 for the nine-month period ended September 30, 2005 from $717,760 for the nine-month period ended September 30, 2004. The loss from limited partnerships and limited liability companies consisted primarily of the 460,987 loss that we recognized from the Good Friday Project, the $1,651,847 loss that we recognized from the Wharton Project, the $607,854 loss that we recognized from the loss that we recognized from our leasehold interest in Zapata County, Texas, the $1,080,125 loss that we recognized from the Maverick Basin Project, and the $374,403 loss that we recognized from the Awakino South Project.

      During the periods covered by this report, most of our oil and gas interests were owned by limited liability companies in which we owned greater than 5% but less than 50% of the applicable entity's equity interests. As a result, loss (profit) from limited partnerships and limited liability companies constituted a material component of our overall financial performance for the foreseeable future. As we expect to own most of our working interests directly in future periods, cash generated by these interests will be recorded as revenue, and related expenditures will be recorded in the appropriate expense account.

Interest Expense

      Interest expense consists of certain cash and non-cash charges and interest accrued on our various debt obligations. We incurred $496,464 of interest expense during the three-month period ended September 30, 2005 as compared to $288,510 during the three-month period ended September 30, 2004. The interest expense consisted of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business. Specifically, we incurred interest expense of $62,351 under the convertible promissory note due to Trident Growth Fund, LP, $14,582 under the convertible promissory note due to Westwood AR, Inc. (the "Westwood Note") and $30,247 under the convertible promissory note due to DDH Resources II, Ltd. ("DDH Note"). The $207,954 increase in interest expense was primarily the result of non-cash charges of $372,072 incurred from the amortization of the Westwood note discount and inducement fee in connection with the conversion of the Westwood Note.

      We incurred $1,600,697 of interest expense during the nine-month period ended September 30, 2005 as compared to $7,252,307 for the nine-month period ended September 30, 2004. The interest expense consisted primarily of $337,771 of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business. Specifically, we incurred interest expense of $183,847 under the convertible promissory note due to Trident Growth Fund, LP, $64,171 under the Westwood Note and $89,753 under the DDH Note. The balance of the interest expense consisted of $1,262,926 of non cash charges. The $5,651,610 decrease in interest expense resulted primarily from a decrease in non-cash charges associated with the beneficial conversion feature and the ascribed value of the warrants issued together with convertible promissory notes that were issued during the nine-month period ended September 2004 as compared to those nine- month period ended September 2005. We may incur similar non-cash charges in the future and expect interest expense under our various debt obligations to remain constant for the foreseeable future.

Minority Interest and (Profits) Losses

      Minority interest consists of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to our minority interest holders. Minority interest decreased $99,951 to $6,062 during the three month period ended September 30, 2005 from $106,013 for the three month period ended September 30, 2004. The $99,951 decrease resulted primarily from the decrease in net losses incurred by our consolidated subsidiaries. We recorded minority interest of $301,548 for the nine-month period ended September 30, 2005 as compared to $480,737 for the nine-month period ended September 30, 2004. The decrease of $179,189 resulted primarily from the decrease in net losses incurred by our consolidated subsidiaries.

Liquidity and Capital Resources

      Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. As of September 30, 2005, we had a cash balance of $4,756,056.

      Net cash used in operating activities was $2,082,459 for the nine-month period ended September 30, 2005 as compared to net cash used in operating activities of $595,811 for nine-month period ended September 30, 2004. The $1,486,648 increase in cash used in operating activities was primarily due to an increase in losses to fund operations 960,081, net of non cash charges and an increase in the changes in accounts payable of $4,172,244. These amounts were partially offset by a decrease in accounts receivable and restricted cash of $3,061,154 and $625,423, respectively

      Net cash used in investing activities was $4,233,221 for the nine-month period ended September 30, 2005 compared to $9,555,265 for the nine-month period ended September 30, 2004. The $5,322,044 decrease was primarily due to a $3,759,834 decrease in investments in limited partnership interests and a $2,088,300 decrease in purchase of oil and gas interests and drilling costs. These amounts were partially offset by a $567,451 increase in notes receivable-related party, a $500,000 refund of oil and gas prepayment, and $72,500 of distributions from limited partnerships.

      Net cash provided by financing activities was $10,477,554 for the nine-month period ended September 30, 2005 compared to $11,460,218 for the nine-month period ended September 30, 2004. The amounts in both periods represent net proceeds from sales of our equity securities.

      At September 30, 2005, we had a working capital deficit of $55,603, compared to a working capital deficit of $1,312,131 at December 31, 2004. The $1,256,528 increase in working capital was due primarily to a decrease in accounts payable-joint interest of $4,202,720 which was partially offset by a $1,046,209 increase in accounts payable and accrued expenses and a $1,969,713 increase in convertible debentures payable.

      On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Trident Note") and warrants to Trident Growth Fund, LP ("Trident"). The Trident Note was originally due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti-dilution and reset provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Trident Note contains various financial covenants with which we are required to comply and various negative covenants that prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. Trident subsequently extended the maturity date of the Trident Note to March 24, 2006, waived compliance with certain negative covenants to permit us to issue up to $12 million in promissory notes and waived compliance with all financial covenants contained in the Trident Note until March 24, 2006. The current outstanding balance of the Trident Note is $2,050,000 and pursuant to anti-dilution adjustment, the conversion price is currently $.86.

      In connection with the issuance of the Trident Note and the extension of the maturity date of the Trident Note, we issued to Trident warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.20 per share, respectively. The warrants are immediately exercisable and terminate on March 31, 2014 and pursuant to anti-dilution adjustment, the exercise price is currently $.86.

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

      Between August and October, 2005, we have generated gross proceeds of $5,690,001 through the issuance of shares of common stock and warrants. The securities were sold in units consisting of two shares of our common stock and one common stock purchase warrant at a purchase price of $1.80 per unit. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $1.50 per share for a term of three years.

      The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

      We will need significant funds to meet capital costs and drilling and production costs in our various oil and gas projects to explore, develop, produce and eventually sell the underlying oil and gas reserves. Specifically, we expect to incur capital calls and production costs of approximately $19 million with respect to our jointly owned properties during the next 12 months as follows (each amount an approximation):

o     $250,000 for exploration costs in the Awakino South Project;

o     $150,000 for exploration in the Knox Miss Project;

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

o     $775,000 for exploration and operating costs in the Vicksburg Project;

o     $1,300,000 for exploration and operating costs in the Vela Project;

o Up to $2,500,000 for exploration and operating costs in the McIntosh Project;; and

o     Up to  $11,700,000  for  exploration  and operating  costs in the Arkansas
      Project

      We do not expect to incur any capital calls or production costs with respect to the Stent Project, during the next 12 months.

      If any of the other owners of leasehold interests in any of the projects in which we participate fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

      We will also need significant funds to meet our obligations under our outstanding term indebtedness during the next 12 months. Specifically, we will need to repay approximately $3.1 million of term indebtedness during the next 12 months if the underlying notes are not converted into shares of our common stock as follows:

o     $1,000,000 outstanding under the DDH Note due May 18, 2006; and

o     $2,050,000 outstanding under the Trident Note due March 24, 2006.

      In addition, Touchstone Louisiana, Inc., our wholly-owned subsidiary, issued a $2,000,000 promissory note (the "Endeavour Note") to Endeavour International Corporation as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The Endeavour Note accrues interest at the rate of 3% per annum. The repayment of principal and payment of accrued interest under the Endeavour Note is based on 25% of the monthly cash flows (as defined in the note) of the project. The Endeavour Note contains accelerated payment provisions in the event certain production levels for any of the oil and gas wells are met or exceeded. We expect payments to commence during 2006.

      As of the date of this report, we had cash resources of approximately $5,300,000. We will need a total of approximately $25 million to execute our business plan, satisfy capital calls, and pay drilling and production costs on our various interests in oil and gas prospects during the next 12 months. Of this amount, we will need approximately $19 million for capital calls and production costs with respect to our various jointly owned properties, approximately $3.1 million to repay our outstanding term indebtedness, and approximately $2.0 million for general corporate expenses. In the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the foregoing amounts during the next 12 months. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments and operate at current levels for the next 12 months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.

Off-Balance Sheet Arrangements

      As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Controls and Procedures.

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer, who serves as our principal financial officer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      As part of this evaluation, our CEO and Treasurer reviewed a letter dated July 11, 2005 from L J Soldinger Associates LLC, our independent registered accountants, addressed to our Board of Directors which identified a number of reportable conditions that it considers to be material weaknesses in our internal control over financial reporting that were discovered during its audit of our financial statements for the year ended December 31, 2004. The significant deficiencies noted were: (a) inability to timely and accurately close books and records at the end of each reporting period; (b) insufficient number of accounting and financial personnel; (c) deficiencies in the recording and classification of unproved and proved oil and gas properties and in the calculation of the working percentage interests in or impairments of certain of wells; (d) insufficient procedures to detect errors in the books of the limited liability companies and limited partnerships in which the Company has an equity interest; (e) improper or lack of accounting for and/or failure to identify transactions; (f) inadequate controls relating to the receipt and disbursement of cash received in accordance with joint interest agreements; and (g) weakness in the process and tools used to consolidate the financial statements of the Company and our subsidiaries.

      We believe that all adjustments required as a result of the foregoing deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB. Likewise, we believe that all adjustments required in subsequent periods were detected in connection with the preparation of our quarterly reports and appropriately recorded and disclosed in such quarterly reports.

      Since entering the oil and gas exploration and development industry, we have had a very limited management team that was primarily focused on acquiring interests in oil and gas prospects. Many of the deficiencies in our internal controls identified above are likely the result of a combination of our limited management team and staff, the large number of interests in oil and gas prospects we acquired during 2004 and early 2005, and the structural complexity of the ownership of the interests.

      During the third  quarter of 2005, we retained a chief  executive  officer with over 35 years of industry experience and an additional executive officer with more than 7 years of experience in the legal and business aspects of oil and gas exploration transactions. Since his appointment, our new CEO has devoted substantial time addressing each of the material weaknesses in our internal controls over financial reporting identified above, and is committed to effectively remediating them as soon as possible. Under his direction, we are in the process of establishing a plan to address our deficiencies and improve our control environment. The principal components of the plan include: (i) establishing and implementing additional controls and procedures related to improving the supervision and training of our accounting staff, particularly with respect to SEC guidelines relating to oil and gas operations; (ii) retaining additional persons to serve on our accounting staff; (iii) retaining a chief financial officer, chief accounting officer, and additional executive management with extensive experience in preparing natural gas and oil reserve estimates and in petroleum accounting matters; (iv) modifying systems and/or procedures to ensure appropriate segregation of responsibilities for accounting personnel; (v) establishing and implementing procedures to require our engineering staff to communicate all information regarding all wells and properties in which we have an interest to our accounting staff on a "real time" basis; (vi) establishing and implementing procedures to require our accounting staff to engage in constant communication with the operators of our prospects to ensure timely reporting to us; (vii) engaging an independent, industry recognized reservoir engineering firm to perform an audit of our oil and gas reserves; and (viii) obtaining direct ownership of our working interests in order to eliminate any reliance on the management and accounting functions of the limited partnerships and limited liability companies in which we have an interest. We expect the forgoing actions and controls to be fully in place by no later than the end of the first quarter 2006.

      Concurrent with the establishment of the forgoing, we will be initiating a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002
(SOX), which will apply to us as of December 31, 2007. This project will entail a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.

      As we continue the forgoing compliance efforts, including the testing of the effectiveness of our internal controls, we may identify additional deficiencies in our system of internal controls over financial reporting that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts. We are committed to effectively remediating known deficiencies as expeditiously as possible and continuing our efforts to comply with Section 404 of SOX by December 31, 2007.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      1. On June 10, 2005, we issued warrants to purchase 250,000 shares of common stock to Legend Merchant Group, Inc. and its affiliates in consideration of financial advisory services. The warrants are immediately exercisable as $1.10 per share and terminate two years from the date of grant. The warrants were issued to two accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commissions to any person.

      2. On August 19, 2005, we issued 1,247,794 shares of common stock and warrants to purchase 623,897 shares of common stock to Westwood AR, Inc. in consideration of the conversion of $1,000,000 principal amount and $123,014 of accrued interest due under a promissory note. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.50 per share for a term of three years. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commissions to any person.

      3. Between October 13 and October 28, 2005 we sold 2,688,890 shares of common stock and warrants to purchase an additional 1,344,445 shares of common stock for aggregate gross cash proceeds of $2,420,001. The securities were sold in units consisting of two shares of our common stock and one common stock purchase warrant at a purchase price of $1.80 per unit. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $1.50 per share for a term of three years. The securities were issued in a private placement transaction to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. We paid cash commissions of $132,400 to Legend Merchant Group, Inc., a broker-dealer registered under the Securities Exchange Act of 1934, as amended, and member of the NASD and the SIPC, and $43,200 to Mid-South Capital, Inc., a broker-dealer registered under the Securities Exchange Act of 1934, as amended, and member of the NASD and the SIPC. We agreed to issue warrants to Legend Merchant Group


Item 5. Other Information

      On  November  5, 2005,  Wesley  Franklin  tendered  his  resignation  as a
Director of the Company. We are currently in the process of identifying additional individuals with a substantial financial and industry experience to serve on our Board of Directors.

      We have received a subpoena from the Securities and Exchange Commission. We understand that the subpoena relates to an SEC investigation concerning trading in the stocks of a number of publicly-traded companies, including the Company. We have cooperated, and will continue to cooperate, in producing documents and providing information to the SEC.

Item 6. Exhibits.

Exhibit No.                          Exhibit
-----------                          -------

      31.1 Certification of Chief Executive Officer and Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      32.1 Certification of Chief Executive Officer and Treasurer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOUCHSTONE RESOURCES USA, INC.

Date:  November 14, 2005                /s/ Roger L. Abel
                                        --------------------------------------
                                        Roger L. Abel
                                        Chief Executive Officer, President and
                                        Treasurer

                                  EXHIBIT INDEX

Exhibit Number         Description
--------------         -----------

    31.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended