Form 10QSB/A
period 2005-09-30
TOUCHSTONE RESOURCES USA, INC.
filed 2006-03-31
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-QSB/A-1
                                (Amendment No. 1)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Transitional Small Business  Disclosure Format (check one):
                                                                  Yes [_] No [X]

                                EXPLANATORY NOTE

      Touchstone Resources, Inc. ("the Company") is filing this Amendment No. 1 ("the Amendment") to our Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2005 filed with the Securities and Exchange Commission ("SEC") on November 14, 2005 ("the Original Report") to restate our financial statements for the quarter then ended. During the course of its audit of our financial statements, our independent auditors notified us about recent guidance issued by the Securities and Exchange Commission Staff related to the evaluation of registration rights agreements, convertible preferred stock, convertible debt and warrant instruments for possible application of derivative accounting under Statement of Financial Accounting Standard No 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock", EITF 05-2: The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19 and various related EITF's.

      After analyzing these issues, we concluded that the registration rights agreements related to our Series A Preferred Stock and related warrants, were subject to derivative accounting and determined that the fair value of the forgoing registration rights at September 30, 2005 was $798,817. As a result, we have restated our statement of operations for the three and nine month periods ending September 30, 2005 from the amounts previously reported. The restatement includes an adjustment to (i) record an additional amount of registration rights penalty expense in the amount of $621,791 and (ii) record a corresponding increase to liabilities.

      Corresponding revisions have been made to Management's Discussion and Analysis appearing in Item 2 of Part I of this Amendment.

      With the exception of the events set forth in Note 15 appearing in Item 2 of Part I of this Amendment, this Amendment does not reflect events that have occurred after November 14, 2005, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the period ended September 30, 2005 and corresponding changes to Item 2 of Part I, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to November 14, 2005. We have supplemented Item 6 of
Part II of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this Amendment. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

                         TOUCHSTONE RESOURCES USA, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2005
                               (Amendment No. 1)

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                  September 30,       December 31,
                                                                                      2005               2004
                                                                                  --------------     -------------
                                                                                   (Unaudited)         (Audited)

Current assets
   Cash and cash equivalents                                                      $   4,756,056      $     594,182
   Restricted cash - joint interest                                                     596,524          1,139,753
   Accounts receivable - joint interest                                               1,978,847          2,945,421
   Accounts receivable - joint interest related party                                   984,592          3,354,468
   Notes and interest receivable                                                         89,105             66,559
   Due from related party                                                               959,898            188,588
   Prepaid expenses and advances to operators                                           250,836          1,593,079
                                                                                  --------------     --------------

Total current assets                                                                  9,615,858          9,882,050
Undeveloped oil and gas interests, using successful efforts                           4,775,721          4,763,311
Investment in limited partnerships and liability companies                            5,149,370          6,117,046
Fixed assets, net                                                                        51,733             50,958
Deposits                                                                                 26,720             30,149
                                                                                  --------------     --------------
                                                                                  $  19,619,402      $  20,843,514
                                                                                  ==============     ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                          $   2,522,798      $     854,798
   Accounts payable - joint interest                                                  4,021,612          8,224,332
   Notes payable                                                                        517,123            618,223
   Notes payable - related party                                                         59,493            216,541
   Limited partnership subscriptions payable                                            122,226            200,000
   Convertible debentures, net                                                        3,050,000          1,080,287
                                                                                  --------------     --------------

Total current liabilities                                                            10,293,352         11,194,181
                                                                                  --------------     --------------

Note payable - noncurrent                                                             1,819,000          1,819,000
Convertible debenture - noncurrent                                                            -          2,050,000
                                                                                  --------------     --------------

                                                                                      1,819,000          3,869,000
                                                                                  --------------     --------------

Total liabilities                                                                    12,112,252         15,063,181
                                                                                  --------------     --------------

Commitment and contingencies

Minority interest                                                                     2,954,774          3,078,820

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares issued and outstanding - 710,063 at September 30, 2005 and 0 at
        December 31, 2004; Liquidation preference:  $8,119,021                              710                  -
   Common stock; $.001 par value; authorized - 150,000,000 shares;
        shares issued and outstanding - 62,204,551 and 3,918,332 issuable at September 30, 2005 and 59,919,053 issued and outstanding
        and 649,476 issuable at December 31, 2004                                        66,123             60,569
   Additional paid-in capital                                                        32,608,815         18,338,476
   Deferred compensation                                                                      -            (16,600)
   Deficit accumulated during the development stage                                 (28,123,272)       (15,680,932)
                                                                                  --------------     --------------
Total stockholders' equity                                                            4,552,376          2,701,513
                                                                                  --------------     --------------
                                                                                  $  19,619,402      $  20,843,514
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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  For the Three Months               For the Nine Months          March 5, 2001
                                                   Ended September 30,               Ended September 30,         (Inception) to
                                            ------------------------------------------------------------------    September 30,
                                                 2005              2004             2005               2004            2005
                                            ---------------    -------------   --------------   --------------   ---------------
Operator revenues                            $      46,361      $    60,316     $    240,211     $    144,253    $      441,020
                                            ---------------    -------------   --------------   --------------   ---------------
Expenses:
   Exploration expenses                              2,527                -           54,702          112,748         1,556,100
   Impairment of oil and gas properties            446,233           20,221        1,185,684        1,333,466         1,361,504
   Impairment of goodwill                                -                -                -                -           657,914
   Bad debt expense                                      -                -                -           15,454            15,454
   General and administrative                      623,422          837,507        2,426,744        1,806,005         4,819,867
                                            ---------------    -------------   --------------   --------------   ---------------

Total expenses                                   1,072,182          857,728        3,661,130        3,267,673         8,410,839
                                            ---------------    -------------   --------------   --------------   ---------------

Loss from operations                            (1,025,821)        (797,412)      (3,426,919)      (3,123,420)       (7,969,819)
                                            ---------------    -------------   --------------   --------------   ---------------

Other (income) expense
   Loss from limited partnerships
      and limited liability companies            1,063,286          604,276        4,377,222          717,760         7,883,466
   Impairment of equity investment                       -                -                -                -           139,502
   Interest income                                 (13,490)           (687)          (24,114)          (8,301)          (32,919)
   Interest expense                                496,464          288,510        1,600,697        7,252,307         9,568,895
   Registration rights penalty                     798,817                -          798,817                -           798,817

Total other expense                              2,345,077          892,099        6,752,622         7,961,766        18,357,761
                                            ---------------    -------------   --------------   --------------   ---------------

Loss before minority interest and
   pre-acquisition losses                      (3,370,898)       (1,689,511)     (10,179,541)      (11,085,186)      (26,327,580)
                                            ---------------    -------------   --------------   --------------   ---------------


Addback:
   Minority interest                                 6,062          106,013          301,548           480,737           557,342
   Pre-acquisition losses                                -                -                -           211,315           211,315
                                            ---------------    -------------   --------------   --------------   ---------------

Total minority interest and
    pre-acquisition losses                           6,062          106,013          301,548          692,052           768,657
                                            ---------------    -------------   --------------   --------------   ---------------

Net loss                                        (3,364,836)      (1,583,498)      (9,877,993)     (10,393,134)      (25,558,923)

Preferred dividend on Series A                    (320,988)               -       (2,564,349)               -        (2,564,349)
                                            ---------------    -------------   --------------   --------------   ---------------

Net loss to common shareholders               $ (3,685,824)     $(1,583,498)    $(12,442,342)    $(10,393,134)   $  (28,123,272)
                                            ===============    =============   ==============   ==============   ===============

Net loss per common share -
   basic and diluted                         $       (0.06)     $     (0.03)    $      (0.20)    $      (0.12)   $        (0.23)
                                            ===============    =============   ==============   ==============   ================

Weighted average number of common shares
   outstanding - basic and diluted              62,466,843       59,531,635      61,454,487      85,799,555        122,517,724
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

                                                       Three Months Ended                       Nine Months Ended
                                                         September 30,                            September 30,
                                              -----------------------------------      ------------------------------------
                                                   2005                 2004                2005                 2004
                                              --------------      ---------------      ----------------    ----------------
Net loss, to common stockholders
  as reported                                 $  (3,685,824)      $   (1,583,498)      $   (12,442,342)    $  (10,393,134)
Add:  Stock-based employee
  compensation expense included
  in reported net income determined
  under APB No. 25, net of related
  tax effects                                             -                    -                     -                  -
Deduct:  Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards, net of related tax                   (346,088)                   -              (346,088)                 -
  effects
                                              --------------      ---------------      ----------------    ---------------

Pro forma net income to common
  stockholders                                $  (4,031,912)      $   (1,583,498)      $   (12,788,430)    $  (10,393,134)
                                              --------------      ---------------      ----------------    ----------------

Net loss per common share:
     Basic and diluted - as reported          $      (0.06)       $        (0.03)      $         (0.20)    $        (0.12)

     Basic and diluted - pro forma            $      (0.06)       $        (0.03)      $         (0.21)    $        (0.12)


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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, but in no case later than 90 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 90 days after the termination of the offering or if the registration statement is not declared effective within 180 days after the termination of the offering. As of September 30, 2005, the Company has not yet filed the registration statement. The Company therefore accrued $798,817 of penalties for the period through September 30, 2005.

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

NOTE 15 - REVISION AND RESTATEMENT OF FINANCIAL STATEMENTS

The Company was notified by its independent auditors of recent guidance issued by the Securities and Exchange Commission Staff. This guidance related to evaluating registration rights agreements, convertible preferred stock, convertible debt and warrant instruments for possible application of derivative accounting under Statement of Financial Accounting Standard ("SFAS") No 133:
Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock", EITF 05-2: The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19 and various related EITF's

The Company re-evaluated its various financial instruments in light of the abovementioned accounting literature and determined that select items, consisting of registration rights agreements related to the Series A Preferred Stock and related warrants, were subject to derivative accounting.

In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The related Series A Preferred and warrants were not subject to derivative accounting but were subject to beneficial conversion accounting as described elsewhere in these financial statements.

The Company determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133. The fair value of these registration rights agreements was immaterial when they were initially granted in 2005 and at June 30, 2005. However, the fair value at September 30, 2005 was determined to be $798,817. Under paragraph 18 of SFAS No. 133 this amount was recorded in the statement of operations. Since the Company had already accrued $177,026 relating to the registration rights penalty at September 30, 2005 it recorded an additional expense and related liability of $621,791 in these restated financial statements.

The Company determined its convertible debt was not subject to derivative accounting as it was deemed a "conventional convertible debt" based on practice in existence at the time the debt was issued. The Company continues to evaluate its convertible debt in accordance with the EITF 05-2 which was issued in June 2005 and applies prospectively to any convertible debt which is subsequently modified.

The Company has restated its statement of operations for the three and nine month periods ending September 30, 2005 from the amounts previously reported. The restatement include an adjustment to (a) record an additional amount of registration rights penalty expense in the amount of $621,791 and (b) record a corresponding increase to liabilities. Following is a summary of the restatement adjustment:

For the three months ended September 30, 2005:

                                                         As                            As
                                                      Reported      Adjustments     Restated
  Total revenues                                    $     46,361   $         --   $     46,361

  Total operating expenses                             1,249,208       (177,026)     1,072,182
                                                    ------------   ------------   ------------
  Loss from operations                                (1,202,847)      (177,026)    (1,025,821

  Other expense                                        1,546,260        798,817      2,345,077
                                                    ------------   ------------   ------------
  Loss                                                (2,749,107)       621,791     (3,370,898)

  Add minority interest and pre-
   acquisition losses                                      6,062             --          6,062
  Preferred Series A Stock dividend                     (320,988)            --        320,988
                                                    ------------   ------------   ------------
    Net loss to common shareholders                 $ (3,064,033)  $    621,791   $ (3,685,824)
                                                    ============   ============   ============

Basic and diluted loss per
  common share                                      $      (0.05)                 $      (0.06)


For the nine months ended September 30, 2005:

                                                         As                            As
                                                      Reported      Adjustments     Restated

  Total revenues                                    $    240,211   $         --   $    240,211

  Total operating expenses                             3,844,156       (177,026)     3,667,130
                                                    ------------   ------------   ------------
  Loss from operations                                (3,603,945)      (177,026)    (3,426,919)

  Other expense                                        5,953,805        798,817      6,752,622
                                                    ------------   ------------   ------------
  Loss                                                (9,557,750)       621,791    (10,179,541)

  Add minority interest and pre-
   acquisition losses                                    301,548             --        301,548
  Preferred Series A Stock dividend                   (2,564,349)            --     (2,564,349)
                                                    ------------   ------------   ------------
    Net loss to common shareholders                 $(11,820,551)  $         --   $(12,442,342)
                                                    ============   ============   ============

Basic and diluted loss per
  common share                                      $      (0.19)                 $      (0.20)

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

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative were $623,422 for the three-month period ended September 30, 2005 as compared to $837,507 for the three-month period ended September 30, 2004.

      General and administrative expenses increased $620,739 to $2,426,744 for the nine-month period ended September 30, 2005 from $1,806,005 for the nine-month period ended September 30, 2004. The increase resulted primarily from our commencement of operations in the oil and gas exploration and development business in March 2004, and consisted primarily of $363,987 of professional fees incurred in connection with our increased interests in oil and gas prospects, financing transactions and compliance with our reporting obligations under federal securities laws, $127,288 of consulting and engineering fees incurred in connection with our oil and gas operations. We expect general and administrative expenses to increase in future periods as a result of increased compensation expense for executive management personnel, including our chief executive officer and additional executive officers we expect to retain, increased consulting and engineering fees related to our oil and gas operations, and continued expenditures for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

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

Registration Rights Penalty

      Our Series A Preferred Stock holders have registration rights which require us to register the underlying common shares by a certain time or we are subject to a penalty. For the quarter ended September 30, 2005 the Company recorded an accrual of $798,817 and a corresponding expense titled registration rights penalty.

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

      Net cash used in operating activities was $2,082,459 for the nine-month period ended September 30, 2005 as compared to net cash used in operating activities of $595,811 for nine-month period ended September 30, 2004. The $1,486,648 increase in cash used in operating activities was primarily due to an increase in losses to fund operations 960,081, net of non cash charges and an increase in the changes in accounts payable of $4,794,034. These amounts were partially offset by a decrease in accounts receivable and restricted cash of $3,061,154 and $625,423, respectively

      Net cash used in investing activities was $4,233,221 for the nine-month period ended September 30, 2005 compared to $9,555,265 for the nine-month period ended September 30, 2004. The $5,322,044 decrease was primarily due to a $3,759,834 decrease in investments in limited partnership interests and a $2,088,300 decrease in purchase of oil and gas interests and drilling costs. These amounts were partially offset by a $567,451 increase in notes receivable-related party, a $500,000 refund of oil and gas prepayment, and $72,500 of distributions from limited partnerships.

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

Item 6. Exhibits.

Exhibit Number         Description
--------------         -----------

   31.1 Certificate of Chief Executive Officer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

   31.2 Certificate of Chief Financial Officer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

   32.1 Certificate of Chief Executive Officer and Chief Financial Officer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOUCHSTONE RESOURCES USA, INC.

Date:  March 31, 2006                   /s/ Roger L. Abel
                                        --------------------------------------
                                        Roger L. Abel
                                        Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number         Description
--------------         -----------

   31.1 Certificate of Chief Executive Officer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

   31.2 Certificate of Chief Financial Officer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

   32.1 Certificate of Chief Executive Officer and Chief Financial Officer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended