Form 10KSB
period 2005-12-31
TOUCHSTONE RESOURCES USA, INC.
filed 2006-03-31
CIK 1162721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2005
                                            ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to ________.

                          Commission File Number: 50228
                                                 ------

                         TOUCHSTONE RESOURCES USA, INC.
 -----------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                 33-0967974
--------------------------------------      ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation of organization)

     1600 Smith Street, Suite 5100
              Houston, TX                                   19004
--------------------------------------      ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (713) 784-1113
               ---------------------------------------------------
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

                     Common stock, $.001 par value per share

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

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

      State issuer's revenues for its most recent fiscal year: $488,532

      The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on March 29, 2006, was $72,752,429

                 (ISSUERS INVOLVED IN THE BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      As of March 29, 2006, 78,903,313 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

            Transitional Small Business Disclosure Format (check one):
            Yes [_] No [X]

                         TOUCHSTONE RESOURCES USA, INC.
                           ANNUAL REPORT ON 10-KSB FOR
                       FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I


Item 1.  Description of Business..............................................1
Item 2.  Description of Property.............................................24
Item 3.  Legal Proceedings...................................................31
Item 4.  Submission of Matters to a Vote of Security Holders.................32

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities..............33
Item 6.  Management's Discussion and Analysis ...............................34
Item 7.  Financial Statements................................................48
Item 8.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosures.........................................48
Item 8A. Controls and Procedures.............................................49
Item 8B. Other Information...................................................51

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act .......51
Item 10. Executive Compensation..............................................55
Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters........................59
Item 12. Certain Relationships and Related Transactions......................62
Item 13. Exhibits List ......................................................63
Item 14. Principal Accountant Fees and Services..............................68

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

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the price, supply and demand for oil, natural gas and other products or services, limited operating history, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" and "Item 6. Management's Discussion and Analysis" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. Except as require by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

      Touchstone Resources USA, Inc. is a Delaware corporation formed on March 5, 2001. Our executive offices are located at 1600 Smith Street, Suite 5100, Houston, Texas 77002. Unless the context otherwise requires, references to the "Company," "Touchstone," "we," "us" or "our," mean Touchstone Resources USA, Inc. and our consolidated subsidiaries.

      We were originally engaged in the business of developing internet cafes in Orange County, California. On March 15, 2004, all of our officers and directors resigned and new management was appointed to fill such vacancies. Immediately following the change in management, we implemented a new business plan of acquiring, exploring and developing domestic and international oil and gas properties.

Overview

      We are an independent energy company engaged primarily in oil and gas exploration, development and production. We target both unconventional resource plays and traditional exploration in such areas as the Arkoma Basin in Oklahoma, the Fayetteville Shale in Arkansas, and South Texas.

      Our operations are focused on the identification and evaluation of prospective oil and gas properties and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate directly in projects as owners of a working interest. We act as the operator of certain of the projects in which we own interests.

      Our primary objective is to build reserves, production, cash flow and earnings per share by optimizing production and value from existing oil and gas properties and acquiring new oil and gas prospects. We plan to achieve this objective by acquiring and developing high profit margin properties, disposing of low producing, marginal and non-strategic properties, and maintaining a high degree of financial flexibility. We seek to balance our risk profile by balancing our acquisition of long-lived, lower-risk reserves through unconventional shale plays with acquisition of conventional deep sand Gulf Coast gas plays. By doing so, we believe we can maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts, and capitalize on the experience of our management team and consultants.

Business Strategy

      Our business strategy is to provide long-term growth in shareholder value by optimizing production and value from our existing oil and gas reserves and acquiring additional interests in oil and gas properties. The key elements of our business strategy are as follows:

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

      Participate in Joint Ventures. We intend to participate in joint ventures and seek joint venture partners in order to reduce our investment in projects and share the costs associated with operating the underlying prospects in situations where our assessment of risk dictates that it is desirable to assume a lower proportionate risk.

      Rationalize Property Portfolio. We seek to rationalize the portfolio of properties we acquire by selling marginal properties in order to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

      Pursue Strategic Acquisitions. We seek to leverage our extensive regional knowledge base by acquiring leasehold acreage and producing or non-producing properties in areas along the Gulf Coast that are in mature fields with complex geology that have multiple reservoirs and existing infrastructure.

      We seek to acquire significant operating interests in properties with the following characteristics:

      o Locations within or close to areas with an established production history and infrastructure;

      o     Multiple productive sands and reservoirs; and

      o Low current production levels with significant identified proven and potential reserve opportunities.

      To date, we have conducted our acquisition, exploration and development activities primarily in Arkansas, Oklahoma, Texas, Louisiana, Mississippi and New Zealand. These regions encompass both unconventional and conventional gas plays and are generally characterized by long-lived reserves with multiple geologic targets that decrease risk, strong natural gas prices, competitive service costs, a favorable regulatory environment that encourages drilling efforts, and virtually no federal land or land access impediments.

      We believe that these regions will continue to generate attractive acquisition opportunities as unconventional gas plays emerge to constitute a significant amount of onshore oil and gas production. We also believe there will be continued opportunities in conventional gas plays that we will be able to exploit.

Drilling, Exploration and Production Activities

      We have acquired interests in 13 oil and gas projects consisting of approximately 536,000 aggregate gross acres. Our projects have aggregate net estimated proved developed producing and proved developed non-producing reserves of almost 81.1 thousand barrels of oil and over 505.31 million cubic feet of gas in Texas and Louisiana.

      Of these projects, several wells in our South Texas Vicksburg Project in Starr and Hidalgo counties in South Texas are currently in production, one well in our Louisiana Shelf Project located offshore in Southern Louisiana has been drilled and is now shut in awaiting hook-up to production facilities, one well in our Vela Project located in Zapata County, Texas is in production, and three wells in our Wharton Project in Wharton County, Texas shut-in. Our remaining projects are in various stages of exploration, development and testing. We are presently drilling wells or participating as a non-operator in the drilling of wells in McIntosh County, Oklahoma and Woodruff County, Arkansas. A description of our principal projects is set forth under "ITEM 2. DESCRIPTION OF PROPERTIES
- Current Oil And Gas Projects" of this report.

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

      Approximately two percent of the 536,000 gross acres comprising our prospects are "held-by-production." Acreage held-by-production is attractive because it permits us to maintain all of our exploration and development rights in the leased area as long as production continues. Our held-by-production acreage has significant existing infrastructure, which reduces development lead times and cost. This infrastructure frequently allows for relatively quick tie back of production from discoveries.

      A major focus for us at this time is the continued acquisition, exploration and development of our unconventional gas plays in the Arkoma Basin in Oklahoma and Arkansas. The acquisition of these assets starting in 2005 represents a change in direction for us, establishing us as a resource player. Our investment in these two plays will constitute the majority of our capital expenditures for 2006, which we expect will result in the addition of substantial reserves to our portfolio.

Operator Activities

      We currently act as the operator for the Checotah, Wharton, Maverick Basin and Jefferson County Hackberry Projects. Our wholly owned subsidiary Touchstone Resources USA, Inc, is qualified as an operator in Texas, and our wholly-owned subsidiary CE Operating, LLC is qualified as an operator in Oklahoma.

      As operator, we design and manage the development of wells and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells in our projects. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We contract with drilling, production and reservoir engineers, geologists, and other specialists who work to improve production rates, and increase reserves.

      By serving as the operator of projects, we are better able to exercise control over the timing, logistics and capital expenditures relating to these projects. In addition, we receive producing well overhead fees, drilling well overhead fees and other fees related to the operation of the projects for which we are the operator. The other participants in our projects reimburse us for their allocated shares. The related costs that we incur as an operator of projects (which are reimbursed to us by the participants in the projects) are generally comprised of several components, including direct operating costs, repair and maintenance expenses, transportation expenses, production taxes and workover costs. Our operating costs are driven in part by the type of product produced, the level of workover activity, and the geological location of the properties.

Sales and Marketing

      We market the majority of the oil and gas production from properties we operate for both our account and the account of the other working interest owners in the applicable projects. We market the products several different ways depending upon a number of factors, including the availability of purchasers for the product at the wellhead, the availability and cost of pipelines near the well or related production platform, market prices, pipeline constraints and operational flexibility.

      The principal target customers for the crude oil production are refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties we acquire. The principal target customers for the gas production are pipelines, utilities, gas marketing firms, industrial users and local distribution companies. In the event pipeline facilities are not conveniently available to transport crude oil, we intend to truck or barge the oil to storage, refining or pipeline facilities.

      We normally sell production to a relatively small number of customers, as is customary in the oil and gas exploration, development and production business. We sell the oil and gas under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated in intervals ranging in frequency from daily to annual. Sales prices for oil and gas are negotiated based on factors normally considered in the industry, such as the posted price for oil, the index or spot price for gas, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. We are not dependent on any individual customer or customers for the sale of any oil or gas we generate.

      We use existing third-party gathering systems and interstate and intrastate pipelines to transport our oil and gas, and incur gathering and transportation expenses to move our oil and gas through these gathering systems and pipelines. These expenses vary based on the volume and distance shipped and the fee charged by the third-party transporter. Transportation space on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other oil and gas shippers. While our ability to market our oil and natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected.

Technology

      In the areas in which it is available, we use 2-D and 3-D geophysical data to guide our exploration activities, as well as geological interpretation. To date, the 3-D data has been available in most cases to support our conventional gas plays, whereas our unconventional plays tend to rely more heavily on geological interpretation. For our conventional plays, horizontal drilling is utilized for maximum recovery from the target formation. In order to optimize the chance of success, our logging and coring programs are carefully designed and extensively reviewed.

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

      As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire properties that we believe are suitable for drilling operations. We rely upon the brokers of the properties to conduct these title examinations. We intend to perform necessary curative work with respect to any significant defects in title before proceeding with operations.

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

Regulation

      General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

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

      United States Federal and State Regulation of Oil & Natural Gas. The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government and are affected by the availability, terms and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The Federal Energy Regulatory Commission ("FERC") is continually proposing and implementing new rules and regulations affecting the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. Some recent FERC proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines.

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

      Other. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights. Additionally, the government of New Zealand regulates the exploration, production, sales, and transportation of oil and natural gas.

Environmental

      General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States and may be subject to similar laws and regulations in New Zealand. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental laws and regulations by state and federal authorities, including the Environmental Protection Agency ("EPA"). These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, and other ecologically sensitive and protected areas, and impose substantial remedial liabilities for pollution resulting from drilling operations. Such regulation can increase our cost of planning, designing, installing and operating such facilities.

      Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of significant investigatory or remedial obligations, and the imposition of injunctive relief that limits or prohibits our operations. Moreover, some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

      Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect our operations and financial position, as well as those of the oil and gas industry in general. While we believe that we are in substantial compliance with current environmental laws and regulations and have not experienced any material adverse effect from such compliance, there is no assurance that this trend will continue in the future.

      Waste Disposal. We currently lease, and intend in the future to own or lease, additional properties that have been used for production of oil and gas for many years. Although we and our operators utilize operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been disposed of or released on or under the properties that we currently own or lease or properties that we may in the future own or lease. In addition, many of these properties have been operated in the past by third parties over whom we had no control as to such entities' treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties may require us to remediate property, including ground water, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

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

      New Zealand Environmental Regulation. Our operations in New Zealand could also potentially be subject to similar foreign governmental controls and restrictions pertaining to protection of human health and the environment. These controls and restrictions may include the need to acquire permits, prohibitions on drilling in certain environmentally sensitive areas, performance of investigatory or remedial actions for any releases of petroleum hydrocarbons or other wastes caused by us or prior operators, closure and restoration of facility sites, and payment of penalties for violations of applicable laws and regulations.

      While we believe that we are in substantial compliance with current environmental laws and regulations in each of the jurisdictions in which we operate. Although we have not experienced any material adverse effect from such compliance, there is no assurance that this trend will continue in the future.

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

      In those projects for which we are not the operator, but in which we own a working interest, a third-party operator is responsible for maintaining insurance to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators for such prospects are adequate and therefore, we have not acquired our own insurance for such prospects. However, the occurrence of a significant adverse event on such prospects, the risks of which are not fully covered by the applicable operator's insurance, could have a material adverse effect on our ownership interests and, as a result, have a material adverse effect on our business, financial condition and results of operations.

Seasonality

      Generally, but not always, the demand for oil and natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen the effect of this seasonal fluctuation in demand. In addition, pipeline operators, utility operators, local distribution companies and industrial users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal fluctuations in demand. We do not expect seasonal fluctuations in the demand for oil and gas to have a material effect on our future sales of oil and gas.

Employees and Consultants

      We currently have eight employees consisting of four executive officers and four administrative staff. We do not have any part time employees. We also utilize the services of several consultants who provide, among other things, engineering, geological and geophysical support and outside accounting services to the Company. We anticipate retaining additional personnel during the next 12 months.

                                  RISK FACTORS

      An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

                        Risks Associated With Our Company

We have operating losses and limited revenues, need additional capital to execute our business plan, and do not expect to be profitable in the foreseeable future.

      We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders for the fiscal year ended December 31, 2005 was $15,595,304 and for our fiscal year ended December 31, 2004 was $15,595,304. As of December 31, 2005, we had an accumulated deficit of $31,110,372.

      We have also had limited revenues to date. Revenues for the fiscal year ended December 31, 2005 were $588,532 and for our fiscal year ended December 31, 2004 were $200,809. We may not be able to generate significant revenues in the future and expect our operating expenses to continue to increase over the next 12 months as we continue to pursue our oil and gas exploration activities. As a result, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, we might become profitable. We will need approximately $32.6 million of additional funds in order to conduct operations at our current level over the next 12 months. Such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may require us to delay or scale back operations on current projects, investments in new projects or in certain cases result in the forfeiture of our interests in project.

We are a development stage company with a limited operating history.

      We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been engaged in the oil and gas exploration and development business since March 2004 and do not have an established history of locating and developing properties that have oil and gas reserves. Although our management team has extensive operating experience, we have limited experience as a company. As a result, the revenue and income potential of our business is unproven. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. If we are unable to successfully address any or all of these risks and uncertainties, our business, results of operations and financial condition will suffer.

Our operations will require significant capital expenditures for which we may not have sufficient funding.

      We intend to make capital expenditures in excess of our existing capital resources to exploit our existing reserves and to discover new oil and gas reserves. Specifically, we expect to incur capital expenditure and production costs of approximately $38.7 million over the next 12 months. We intend to rely on external sources of financing to meet our capital requirements, to continue acquiring, exploring and developing oil and gas properties, and to otherwise implement our business plan. We plan to obtain such funding through the debt and equity markets, but we cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.

      We also intend to continue to acquire leaseholds, which will drive our continued need for capital. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas properties.

If we are unable to satisfy our debt obligations to third parties, our business may be adversely affected.

      As of the date of this report, we had outstanding term indebtedness to third parties in principal aggregate amount of approximately $5.5 million, $3.8 million of which becomes due during the next 12 months. Of this amount, $2.05 million is secured by substantially all of our assets. We do not currently have the funds available to repay this existing indebtedness. If we are unable to repay this indebtedness as it becomes due, the lenders will have the right to declare the indebtedness in default and seek all available remedies against us, including executing its lien upon all of our assets. In addition, the presence of this indebtedness may have a negative effect on our ability to obtain additional financing. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas prospects.

      Our future performance depends upon our ability to identify, acquire and develop properties that contain oil and gas reserves in quantities that are economically recoverable. Our success will depend upon our ability to acquire interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire properties on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

      The successful acquisition and development of oil and gas properties requires an assessment of potential reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and subjective. For this reason, we cannot assure you that our exploration and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures or work interruptions. In addition, the costs of exploration and development may materially exceed our initial estimates.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control.

      The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, or some other unforeseen reason, which impair or prevent the production of oil and gas from the well.

      There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include:

      o the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations in oil and gas prices;

      o     taxes;

      o     royalties;

      o     land tenure; and

      o allowable production and environmental protection. We cannot predict how these factors may affect our business.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

      Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in Texas, Arkansas and Oklahoma, we could be materially and adversely affected if the unavailability or high cost of rigs, equipment supplies or personnel is particularly severe in this region. We must currently schedule rigs several months in advance to ensure availability for a particular project.

The geographic concentration of substantially all of our present production from properties in Texas subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that region.

      The geographic concentration of substantially all of our projects in the states of Texas, Arkansas and Oklahoma means that some or all of our properties could be affected by the same event should the region experience:

      o     severe weather;

      o delays or decreases in production, the availability of equipment, facilities or services;

      o delays or decreases in the availability of capacity to transport, gather or process production; or

      o     changes in the regulatory environment.

Because substantially all of our properties could experience the same condition at the same time, these conditions could have a relatively greater impact on our results of operations than they might have had our properties been dispersed over a greater geographic area. In certain circumstances, all of our production revenue could be temporarily interrupted.

We may be unable to identify liabilities associated with the properties we acquire or obtain protection from sellers against such liabilities.

      The properties we acquire may be subject to liabilities that we are unable to identify or from which we are unable to obtain protection from the seller. Our reviews of acquired properties are inherently incomplete because it is not feasible to review in depth every individual property involved in each acquisition. Our assessment may not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. Inspections may not reveal structural or environmental problems, such as pipeline corrosion or groundwater contamination, when they are made. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential.

      In addition, we may not be able to obtain contractual indemnities from sellers for liabilities relating to the properties we acquire. We often assume certain environmental and other risks and liabilities in connection with the acquired properties. We may also be required to assume the risk of the physical condition of the properties in addition to the risk that they may not perform in accordance with our expectations.

We are dependent on our management team and the loss of any member of this team may prevent us from successfully executing our business plan.

      We have four executive officers and a limited number of additional employees and consultants. Our success depends largely upon the continued services of these individuals, particularly our executive officers. Although we have an employment agreement with our chief executive officer, we do not maintain key person life insurance policies on, any of these individuals. The loss of one or more of these individuals could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

      We continue to experience rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute our business plan.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, the associated costs, or the rate of production of reserves.

      The success of our business is dependent upon the efforts of various third parties that we do not control. We serve as the operator for the Checotah, Wharton, Maverick Basin and Jefferson County Projects. As we do not serve as the operator for our remaining projects, we may have limited ability to exercise influence over the operations of these properties or their associated costs depending on the provisions of the associated joint operating agreement. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of exploration and development activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

      o     the timing and amount of capital expenditures;

      o     operator's expertise and financial resources;

      o     approval of other participants in drilling wells;

      o     selection of technology;

      o     the rate of production of the reserves; and

      o the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

Pipeline capacity may be inadequate to meet our gas transportation needs.

      There may be periods of time when pipeline capacity is inadequate to meet our gas transportation needs. This is often the case that as new development comes on line, pipelines are close to or at capacity. During periods when pipeline capacity is inadequate, we may be forced to reduce production.

      Our reliance on third parties for gathering and distribution could curtail future exploration and production activities.

      The marketability of our production will depend on the proximity of our reserves to, and the capacity of, third party facilities and services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance.

We may be required to write-down the carrying values and/or estimates of total reserves of our oil and gas properties.

      We are required by applicable accounting rules to periodically review the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.

      For our fiscal year ended December 31, 2005, we recorded impairment charges of $1.8 million related primarily to an impairment of the carrying value of unproved properties, acquisition and drilling costs incurred in our Knox Miss Project and the carrying value of our equity investment in the Vela, Good Friday, Wharton, Las Palomas, Maverick Basin, and South Texas Vicksburg Projects. A write-down constitutes a noncash charge to earnings. See "Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Critical Accounting Policies - Impairment of Properties" for a discussion of when and how impairment of properties charges are determined. We may incur noncash charges for impairment of our properties in the future, which could have a material adverse effect on our results of operations in the period taken. We may also reduce our estimates of the reserves that may be economically recovered, which could have the effect of reducing the total value of our reserves.

We may be unable to retain our leases and working interests in leases.

      Some of our properties are held under leases and working interests in leases. If we or the operator of the property, as applicable, fail to meet the specific requirements of each lease concerning continuous development or similar terms, portions of the acreage lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or our working interest relating to a lease may reduce our opportunity to exploit a given prospect for oil or gas production.

      In addition, we will need significant funds to meet capital calls, drilling and production costs on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, we expect to incur capital calls expenditures and production costs of approximately $38.7 million over the next 12 months. If any of the other owners of the leasehold interests in any of the projects in which we participate or in which we own an interest fails to pay its equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests or risk losing our interest in such projects.

Title deficiencies could render our leases worthless.

      The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we intend to lease, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

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

      For the projects for which we do not act as the operator, the operator for the project maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators of such projects are adequate and, therefore, have not acquired our own insurance coverage for such projects. The occurrence of a significant adverse event on such projects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular projects which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

      Our business is governed by numerous laws and regulations at various levels of government in the United States and other countries in which we operate. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among things, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

      Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available to us at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

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

      Our foreign investments may be subject to certain risks, including uncertain political, economic, legal and tax environments and the expropriation or nationalization of assets. We attempt to conduct our business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where we operate, but there can be no assurance that we will be successful in protecting against such risks.

      Our international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation or nationalization of assets or properties, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if a dispute arises with foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the United States.

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

Our compliance with the Sarbanes-Oxley Act and SEC Rules concerning internal controls may be time consuming, difficult and costly for us.

      It may be time consuming, difficult and costly for us to develop and implement provisions of the Sarbanes-Oxley Act applicable to us, including the internal controls and reporting procedures which we expect we will be required to implement for our fiscal year ending December 31, 2006. We expect that we will need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls and other requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

                          Risks Related to Our Industry

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

      Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities. These include making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

      In addition, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets or delay our production. The availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, which are owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver our production to market.

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

      There is no active trading market for our common stock. Our common stock is not listed on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is currently traded on the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

New investors will suffer immediate and substantial dilution in the tangible net book value of their shares.

      The net tangible book value of one share of our common stock was only $0.26 as of December 31, 2005. The current trading price of our common stock significantly exceeds the net tangible book value of our common stock. As a result, investors purchasing common stock may incur immediate and substantial dilution.

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

      As of the date of this report, we have 78,908,313 shares of common stock issued and outstanding, outstanding warrants exercisable into 19,812,837 shares of our common stock, promissory notes convertible into 4,494,832 shares of our common stock, and outstanding preferred stock convertible into 7,100,630 shares of our common stock. We expect to raise additional funds through the issuance of convertible debt and equity securities. Some of these securities contain anti-dilution provisions that may result in the issuance of additional shares in the event we sell additional shares of our common stock at a price less than the exercise or conversion price of such securities. The issuance of additional shares of common stock upon the exercise or conversion of these securities may result in substantial dilution to the equity interests of our existing stockholders. We may also issue additional shares of our common stock in connection with the hiring of additional personnel, future acquisitions of oil and gas prospects, future offerings of our securities, and other business purposes. Such issuances may further dilute the interests of our existing stockholders.

Applicable SEC Rules governing the trading of "penny stocks" may limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

      Our common stock currently trades on the OTC Bulletin Board. If our common stock continues to trade below $5.00 per share and the value of net tangible assets falls below $5,000,000, our common stock will be considered a "penny stock" and would be subject to SEC rules and regulations that impose limitations upon the manner in which our shares could be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's prior written agreement to a transaction. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The trading price of our common stock is likely to be highly volatile.

      The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as the following:

      o     our operating results;

      o     financial condition;

      o     announcements regarding our oil and gas activities; and

      o general conditions in the oil and gas exploration and development industry.

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

As we do not intend to pay dividends in the foreseeable future, investors in our shares will not receive any dividend income.

      We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future. In addition, the terms of our Series A Convertible Preferred Stock prevent us from declaring or paying any dividends on our common stock unless and until all accrued or declared and unpaid dividends on such shares have been paid in full. As a result, in the event we have retained earnings available for distribution as dividends, we must first pay any accrued or declared and unpaid dividends on any outstanding shares of Series A Convertible Preferred Stock before we pay any dividends on shares of our common stock. Accordingly, investors seeking dividend income should not purchase our shares.

ITEM 2. DESCRIPTION OF PROPERTY

      The properties in which we have an interest consist of our principal executive offices and the oil and gas properties on which we conduct our exploration, development and production activities.

Principal Executive Offices

      Our principal executive offices are located at 1600 Smith Street, Suite 5100, Houston, Texas 77002. We rent this office space for approximately $8,000 per month. We believe our current offices will be adequate to support our operations for the near future but are actively seeking expansion space.

Current Oil and Gas Projects

      We currently conduct our acquisition, exploitation and development activities in Texas, Louisiana, Mississippi, Arkansas, Oklahoma and New Zealand. To date, we have acquired interests in 13 oil and gas projects consisting of an aggregate of approximately 536,000 gross acres. A description of our principal projects is provided below.

Vicksburg Project

      We own non-operated working interests in twelve wells that are producing or capable of production, and the associated leasehold that range from 2.8125% to 7.5%. These interests are owned through our wholly-owned subsidiary Touchstone Texas Properties, Inc. Our productive and non-productive leasehold interest encompasses over 4,000 acres overlying the Oligocene Vicksburg Formation. This formation is located in the southern part of the U.S. Gulf Coast and is believed to contain petroleum reservoirs in the Rio Grande embayment. This region encompasses both South Texas and Northeastern Mexico in Starr and Hidalgo Counties. Depths for the prospects range from approximately 6,000 to 11,000 feet. We will continue to develop the probable reserves in the project.

Louisiana Shelf Project

      We own a non-operating 24.98% working interest in State Lease 17742 in offshore Louisiana. We have participated in one well that was drilled and is currently shut in awaiting tie-in to existing production facilities if available, or construction of production facilities. The wellbore and the balance of the 600 acre lease is held by periodic payment of shut-in royalties to the State of Louisiana.

Wharton Project

      We own a 17.82% operating interest in approximately 4000 acres in Wharton and Jackson counties in multiple prospect areas. The prospect is less than 30 miles southwest of Houston in the northern part of Wharton County, and in Jackson County, Texas. To date, we have drilled and completed three wells in the Yegua formation. All three wells are presently shut in and will be plugged and abandoned unless production can be successfully re-established.

Stent Project

      We own an approximate 18.56% non-operating working interest in Petroleum exploration permit 38722 in the Taranaki Basin in the form of a beneficial interest held and administered by the operator. The Taranaki Basin lies offshore along the western side of New Zealand's North Island, a premier hydrocarbon province in New Zealand. The Stent Prospect consists of approximately 96,000 acres located onshore on the southern tip of the Taranaki basin. Discovery Geo is the operator of the underlying prospects. The initial test well was unsuccessful and we expect to abandon this prospect.

Awakino South Project

      We own a 5.95% non-operating working interest in Petroleum Exploration Permit 38479 in New Zealand in the form of a beneficial interest held and administered by the operator. The Awakino Concession contains approximately 380,000 acres and includes the Awakino South Prospect and the Kahu Prospect. The Awakino South Prospect, or the "Big Bump," is a large structure that folded Eocene-aged sediments above a late Tertiary-aged thrust fault. The objectives for the prospect are shallow marine sandstones of the Kapuni Group, which is the main producing interval in the basin. The Kahu Prospect, or the "Floor Fan," is believed to be a shelf-bypassed turbidite sequence positioned basin-ward off the Awakino South Prospect. Depths for each of these prospects are estimated to be at approximately 9,000 feet. Discovery Geo is the operator of the underlying prospects. The prospect is currently scheduled for initial drilling in 2007.

Knox Miss Project

      We own non-operating interests between approximately 27% and 68% in approximately 60,000 gross acres in the Black Warrior Basin in Northern Mississippi. Targeted objectives in the Black Warrior Basin are Pennsylvanian sands, Mississippian-aged carbonates and sands, and Ordovician dolomites. Prospects range in depth from approximately 7,000 to 15,000 feet. The project is currently under geological review for further exploration.

Maverick Basin Project

      We own an approximate 25% Class B membership interest in Maverick Basin Exploration, LLC ("Maverick Basin"), representing an aggregate membership interest in Maverick Basin of approximately 12.5%, and are the operator of the underlying prospects. Maverick Basin is a party to an exploration agreement with Blue Star Oil and Gas, Ltd. and Maverick Oil and Gas, Inc. pursuant to which Maverick Basin acquired the right to earn 50% of the revenues generated from any wells drilled on approximately 10,000 acres in the Maverick Basin in South Texas. The three wells drilled on the prospect are all shut in, and operations and the leasehold will be surrendered to Blue Star Operating, Ltd. in the first quarter of 2006.

Martinez Ranch Project

      We own a non-operating 15% working interest in three producing wells and the associated leasehold in approximately 1,600 acres in Zapata County in South Texas.

La Paloma Project

      We own a non-operating 4.85% working interest in three wellbores and the associated leasehold in approximately 1,425 acres in Zapata County in South Texas. The prospect is operated by ConocoPhillips. Two wells are currently producing, with the third shut in for evaluation.

Good Friday Project

      We own a non-operating 15.36% working interest in one wellbore and the associated leasehold in approximately 2,000 acres in Zapata County in South Texas. The well is shut in for evaluation.

Vela Project

      We own a 15.84% non-operating working interest in one wellbore and the associated leasehold in approximately 1,600 acres in Zapata County, Texas. The well is currently producing.

Checotah Prospect

      We own up to a 50% operated working interest in approximately 11,000 leasehold acres in McIntosh County, Oklahoma overlying the Woodford and Caney Shales in the Arkoma Basin. There are eight wellbores on the property which are presently shut in, with one well drilling the first quarter of 2006.

Fayetteville Prospect

      We own a 45% non-operated working interest in approximately 150,000 leased and committed acres in Woodruff, Monroe and St. Francis counties overlying the Fayetteville Shale in the Arkoma Basin. The initial well is drilling in the first quarter of 2006.

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

Productive Wells

      The following table sets forth as of December 31, 2005, information regarding the total gross and net productive wells, expressed separately for oil and gas. As of December 31, 2005, all of our productive oil and gas wells were located in Texas and Louisiana. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. As of December 31, 2005, we did not have any wells with multiple completions.

                                    Oil              Gas
                               --------------   --------------
                               Gross    Net     Gross    Net
                               -----   ------   -----   ------
Louisiana                          0        0       1   0.2498

Texas                              1    0.075      16   1.4173
                               -----   ------   -----   ------

      Total Productive Wells       1    0.075      17   1.6671
                               =====   ======   =====   ======


      A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well. A dry well, or a hole, is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

Production and Price History

      The following table sets forth as of December 31, 2005 information regarding net production of oil and gas and certain price and cost information. For the purposes of this table, the following terms have the following meanings:
(i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

Production Data:                            2004        2005
    Oil  MBbls)                               1.5         2.1
    Natural gas (MMcf)                       33.4        88.4
    Total (MMcfe)                            42.5       101.

Average Prices:
    Oil (per Bbl)                          $43.38      $60.56
    Natural gas (per Mcf)                    6.80        8.89
        Total (per Mcfe)                     7.04      $ 9.49

Average Costs (per Mcfe):
    Lease operating expenses               $ 0.32      $ 0.50
    Gathering and transportation expense     0.25        0.01
    Production tax expense                   0.43        0.14
    General and administrative expenses      0.03(1)    44.32

(1) The 2004 General and administrative expenses are based on expenditures of Touchstone Resources, USA, Inc. (Texas) as the operator of the properties.

      Net production includes only production that is owned by us whether directly or beneficially and produced to our interest, less royalties and production due to others. Production of natural gas includes only marketable production of gas on an "as sold" basis. Production of natural gas includes only dry, residue and wet gas, depending on whether liquids have been extracted before we passed title, and does not include flared gas, injected gas and gas consumed in operations. Recovered gas, lift gas and reproduced gas are not included until sold.

Reserves

      The following table sets forth as of December 31, 2004 and 2005 information with respect to our reserves

Thousands of Barrels of Oil and Condensate at December 31,

                                                  2004    2005
                                                 -----   -----
Proved developed and undeveloped reserves
     Beginning of year                               0       0
     Production                                      0    (0.1)
     Purchase of proved oil reserves                 0   152.2
     Discoveries and extensions                      0       0
     Revisions                                       0       0
                                                 -----   -----
     End of year                                     0   152.1
                                                 =====   =====
Proved developed reserves at end of year             0    81.1
                                                 =====   =====
Equity in reserves of equity method investees     95.1       0
                                                 =====   =====

Millions of Cubic feet of natural gas at December 31,

                                                  2004     2005
                                                ------   ------
Proved developed and undeveloped reserves
 Beginning of year                                   0        0
 Production                                          0    (23.5)
 Purchase of proved natural gas reserves             0   2068.9
 Discoveries and extensions                          0        0
 Revisions                                           0        0
                                                ------   ------
 End of year                                         0   2045.4
                                                ======   ======
Proved developed reserves at end of year             0    607.3
                                                ======   ======
Equity in reserves of equity method investees    760.7        0
                                                ======   ======

Reserve estimates and valuations were performed by John E. Nicol, P.E. and C. Glenn Harrison, P.E. of PGH Engineers.

Drilling Activity

      The following table sets forth information with respect to wells completed during the fiscal year ended December 31, 2005. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

                                Gross     Net
                                ------   ------
Exploratory:
    Productive                       7   0.4720
    Dry                              2    .2897
                                ------   ------
        Total                        9    .7617
                                ======   ======

Development:
    Productive                       2   0.3000
    Dry                              1   0.0750
                                ------   ------
        Total                        3   0.3750
                                ======   ======


      The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal year ended December 31, 2005, regardless of when drilling was initiated. The "completion" of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

      During the fiscal year ended December 31, 2005, we participated in drilling 12 gross wells, of which 9 were completed and producing and three were determined to be dry holes. None of the gross wells were in the process of being completed or dewatered. Also during that time, we recompleted three gross wells that were not included in the totals above.

      None of the development wells in progress at December 31, 2005 were subsequently determined to be dry holes.

      As of March 30, 2006, we are presently drilling three wells - a Caney Shale horizontal test in McIntosh County, Oklahoma, a Fayetteville Shale test in Woodruff County, Arkansas, and a Vicksburg Sand development well in Hidalgo County, Texas.

Acreage

      The following table sets forth information regarding the Company's gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2005.

                          Gross           Net
                        ---------      ---------
Developed Acreage
        Louisiana          600.00         149.88
        Texas             9016.20         961.95
        Oklahoma          3052.49(1)     1526.25(1)

Undeveloped Acreage
Oklahoma                 11412.93(1)     5706.47(1)
        Mississippi      68983.00       27607.00
        Texas             3987.15         299.04

        New Zealand     379095.10       26634.79
                        ---------      ---------
Arkansas                 60369.72       27166.37
                Total   536516.59       90051.75
                        =========      =========

(1) With regard to the Checotah Prospect, the gross acreage cited includes the leasehold acreage to be earned under the farmout agreement.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is quoted on the OTC Bulletin Board under the trading symbol "TSNU." The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board, and reflect a 25-for-1 forward split effective March 19, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                                Bid
                                                         -----------------
                                                          High        Low
                                                         -----       -----
      Fiscal year ended December 31, 2005
         Quarter ended December 31                       $1.01       $0.78
         Quarter ended September 30                      $1.07       $0.79
         Quarter ended June 30                           $1.20       $0.69
         Quarter ended March 31                          $1.61       $0.92

      Fiscal year ended December 31, 2004
         Quarter ended December 31                       $1.23       $1.02
         Quarter ended September 30                      $1.53       $0.87
         Quarter ended June 30                           $1.85       $1.28
         Quarter ended March 31                          $1.51       $0.10


      The last price of our common stock as reported on the OTC Bulletin Board on March 29, 2006 was $1.10 per share.

Holders

      As of March 29, 2006, there were 78,903,313 shares of our common stock outstanding owned by 131 holders of record. We believe there are a substantial number of beneficial owners of our shares who hold their shares in street name.

Dividends

      We have not paid any cash dividends on our common stock to date, and have no intention of paying such cash dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporation law. The terms of our Series A Convertible Preferred Stock preclude us from declaring or paying any dividends on our common stock unless and until all accrued or declared and unpaid dividends on any outstanding shares of Series A Convertible Preferred Stock have been paid in full. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Transfer Agent

      The transfer agent for our common stock is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania, 19003, (610) 649-7300.

Recent Sales of Unregistered Securities

      On October 10, 2005, Maverick Woodruff County, LLC issued a $1,000,000 principal amount secured promissory note convertible into shares of our common stock. The note is secured by all ownership interests in Maverick Woodruff County, LLC, matures October 10, 2006 and accrues interest at the rate of 10% per annum payable at maturity. The note and all accrued and unpaid interest due thereon is convertible at anytime at the option of the holder into shares of our common stock at a conversion price of $.90 per share. The note automatically converts into shares of our common stock upon our subsidiary acquiring a leasehold interest in certain acreage or our subsidiary assigning its right to certain leasehold interests to us. In connection with the issuance of the note, we issued a warrant to the holder to purchase 555,556 shares of our common stock. The warrant is immediately exercisable at an exercise price of $1.50 per share for a term of three years. The note and warrant was issued to Westwood AR, Inc. for cash consideration of $1,000,000, which was paid to Maverick Woodruff County, LLC for credit of the Company to fund the Company's proportionate share of certain lease acquisition costs. On February 13, 2006, the note and $34,167 of accrued interest due thereunder was converted into 1,149,074 shares of common stock. The forgoing securities were issued to one accredited investor in a private placement transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commissions to any person.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned "Risk Factors" in Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Overview

      We are an independent energy company engaged in the acquisition, development and production of oil and natural gas reserves. Our present emphasis is on unconventional gas plays, primarily horizontal completions in such oil-producing shales as the Caney and Fayetteville shales, although we continue to derive production from our previous efforts at exploration in conventional gas plays.

      We currently own working interests in approximately 13 oil and gas projects in Texas, Louisiana, Mississippi, Oklahoma, Arkansas, and New Zealand. These include producing properties in Starr, Hidalgo, Wharton, and Zapata Counties in Texas. We also own a working interest in an offshore well in Southern Louisiana which is capable of production but currently awaiting facilities and additional interests in non-producing acreage in Mississippi, Oklahoma and Arkansas. We are currently awaiting assignment of a record title interest in our Awakino and Stent projects in New Zealand.

      Our vision is to build a high growth, high efficiency, cost-effective developer of energy resources and infrastructure. We seek to create shareholder value through building oil and gas reserves, production revenues, and operating cash flow by:

      o engaging in a program of high potential exploration projects within proven petroleum basins while mitigating risk through the use of advanced geophysical modeling;

      o participating in the development of unconventional, resource based gas projects;

      o participating in low risk energy gathering and transportation systems where competition is limited and that generate stable cash flow and provide sufficient upside opportunity through expansion;

      o utilizing the most cost effective development and completion techniques for development; and

      o constantly evaluating our portfolio of assets to assess potential reward versus further development risk, and selling or trading assets when deemed appropriate.

      We believe that building oil and gas reserves on a cost-effective basis are the most important indicators of performance success for an independent oil and gas company. We have recently made, and will continue to make, large capital expenditures to acquire significant leasehold acreage in unconventional gas plays. The leasehold acreage that we have acquired is situated in areas that have recently been the focus of acquisition and exploration by larger industry competitors. Our initial geological and engineering review leads us to believe that we will be able to successfully produce hydrocarbons from this leasehold, and the drilling of the initial exploratory wells, if successful, will allow us to add reserves to our portfolio and these reserves will continue to grow with each successive development well. The unconventional shale plays continue to emerge as an important source of domestic onshore gas production. We believe that through our participation in such plays, we will ensure our future in onshore exploration.

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

      To execute our plan, we have built an executive management team with substantial experience in the oil and gas exploration and development business. In that regard, during the third quarter of 2005 we retained a chief executive officer and a vice president of land and business development, and in 2006 we retained a chief financial officer and chief operating officer, all with substantial experience in the oil and gas industry. Our future success will continue to be dependent upon our ability to identify projects that are capable of producing oil and gas in commercial quantities which in turn is dependent upon our access to the capital necessary to exploit such opportunities.

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

Direct Ownership of Oil and Gas Assets

      Since commencing operations in the oil and gas exploration and development business in March 2004, we have acquired a number of interests in oil and gas projects. Most of these interests were acquired by limited liability companies or limited partnerships in which we owned an equity interest. Under this structure, the limited liability company or limited partnership, rather than the Company, owned the direct working interest in the prospect.

      This structure had the following effects:

      o As an equity interest owner in most of the limited liability companies and partnerships, we did not have sole management control over the working interest owned by the limited liability company or limited partnership.

      o When a limited partnership or limited liability company in which we owned an equity interest received a request for expenditure, although we were only required to pay our proportionate share of such expense, if any of the other partners or members failed to make payment of its proportionate share, the limited partnership or limited liability company would be at risk of losing its entire working interest as a result of the delinquency of a single member or partner. As a result, we were exposed to unnecessary risks associated with the financial stability of our partners.

      o The transactions related to the limited liability companies and limited partnerships are accounted for under the equity method of accounting. This resulted in all of the expenses and revenues applicable to each entity being combined into a single line item on our statement of operations captioned "Loss (Profit) from Limited Partnerships and Limited Liability Companies)" and all assets being accounted for on our balance sheet as "Investments in Limited Partnerships and Limited Liability Companies." In order to accurately record the forgoing, we were dependent on the underlying limited partnerships and limited liability companies timely generating and delivering accurate financial reports to us.

      During the fourth quarter of 2005 and the first quarter of 2006, we withdrew from a variety of limited partnerships in which we held an equity interest, executing a settlement agreement with each. This had the effect of converting our beneficial interests in the properties to working interests. As a result, the relative rights and responsibilities of us, our operators and related participants are now governed by joint operating agreements or participation agreements and we have substantially more control as to whether to acquire acreage or participate in operations with respect to the drilling, completing or equipping of wells. In most cases, we are also billed directly by the operator for our proportionate share of costs incurred.

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

Recent Accounting Pronouncements

      In December 2004, accounting standards were revised and now require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The new accounting standard is effective for fiscal years beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. We adopted the new accounting standard effective January 1, 2006.

      The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had we adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share in the table included in Stock-Based Compensation Arrangements in Note 2 to the Consolidated Financial Statements. Also, benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclass will not have a material impact on our Consolidated Statements of Cash Flows.

      In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in our marketable securities had unrealized losses totaling $0.9 million which are recorded in Other Accumulated Comprehensive Income. We do not believe that the securities with unrealized losses

      On April 4, 2005 the FASB adopted FASB Staff Position (FSP) FSB 19-1 "Accounting for Suspended Well Costs" that amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to permit the continued capitalization of exploratory well costs beyond one year if the well found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. In accordance with the guidance in the FSP, the Company applied the requirements prospectively in its third quarter of fiscal 2005. The adoption of FSP 19-1 by the Company during the third quarter of 2005 did not have an immediate affect on the consolidated financial statements. However, it could impact the timing of the recognition of expenses for exploratory well costs in future periods.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 prior to the end of 2006. The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.


      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" that amends Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions" and Amends FAS 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies", paragraphs 44 and 47(e). ARB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and SFAS 153 amended ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company's results of operations or financial condition.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a significant effect on the Company's results of operations or financial condition.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

        Set forth below is a discussion of our results of operation for the fiscal years ended December 31, 2005 and 2004. We entered the oil and gas exploration and development business in March 2004. Before that time, we were unsuccessful in the execution of our business plan and thus, did not generate any revenues or incur any significant operating expenses. As a result of the foregoing, we believe that our consolidated revenues and operating expenses for the year ended December 31, 2005 are not comparable to our consolidated revenues and operating expenses for the year ended December 31, 2004. Accordingly, any differences between our consolidated revenues and operating expenses for such years should not be relied upon as an indication of our future results of operations or performance.

Revenues

      Revenues consist of production revenue from our producing oil and gas properties and fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator. We generated $488,532 of revenue during the fiscal year ended December 31, 2005 as compared to $200,809 during the fiscal year ended December 31, 2004. The increase was due to an increase in the number of projects for which we serve as the operator and to $229,875 of oil and gas sales in 2005. We expect revenues to increase in the future as we continue to expand and increase production.

Exploration Expenses

      Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, and other exploration expenses. Exploration expenses were $419,277 for the fiscal year ended December 31, 2005 and $1,501,398 for the fiscal year ended December 31, 2004. Exploration expenses resulted primarily from geological and geophysical expenditures supportive of the exploration activities we conducted on our Texas properties. We expect exploration expenses to continue to increase during 2006 as we continue to conduct exploration activities on our current prospects and as we engage in exploration activities on various prospects that we may acquire in the future.

Impairment of Oil and Gas Properties and Equity Investments

      We review our long-lived assets, including our oil and gas properties and equity investments, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We incurred $1,752,272 in non-cash charges associated with the impairment of the carrying value of certain of our oil and gas properties and equity investments during the fiscal year ended December 31, 2005 and $315,322 of such expenses during the fiscal year ended December 31, 2004. These non-cash charges resulted from a $457,515 write off by PF Louisiana, LLC when it elected not to make the delay rental payment on State Lease #18219 located in Ibera Parish, Louisiana, and a $1,151,839 impairment of the carrying value of unproved properties acquisition costs related to our Mississippi properties. These amounts were partially offset by credits received for over-billed drilling costs on our PHT West Pleito Project. We may incur additional charges associated with the impairment of our oil and gas properties in the event we abandon or withdraw from additional oil and gas projects in the future.

Impairment of Goodwill

      On March 23, 2004, we acquired Touchstone Resources USA, Inc., a Texas corporation ("Touchstone Texas"), from Touchstone Resources, Ltd., a British Columbia corporation ("Touchstone Canada"). In connection with the acquisition, the original payables of Touchstone Texas were to be assumed by Touchstone Canada. Touchstone Texas was unable to obtain releases from certain of its creditors relating to a portion of the payables assumed by Touchstone Canada. According to Emerging Issues Task Force 02-10, "Determining Whether a Debtor is Legally Released as Primarily Obligor When the Debtor Becomes Secondarily Liable under the Original Obligation", unless and until a novation agreement (an agreement that is binding on a creditor and modifies the original debt so that the creditor accepts assets or new obligations in satisfaction of the original liability and discharges the original debt agreement with the debtor) exists between the original debtor and the creditor or all requirements for legal defeasance have been met, the creditor has the legal right to pursue the original debtor under the original obligation before it pursues a new debtor. Since Touchstone Texas had not received the releases from certain of its creditors for net liabilities amounting to approximately $752,000 it was still liable for those net liabilities and required to reflect them on its balance sheet. We, therefore, recorded an additional amount of net liabilities of $752,000 and increased the goodwill by the same amount. Subsequent to the acquisition, we recorded a post-closing acquisition adjustment to the balance of accounts payable of Touchstone Texas that were assumed by Touchstone Canada in connection with the acquisition. The full amount of this goodwill was impaired at December 31, 2004 after using a present value technique to measure fair value. We did not incur any charge for impairment of good will during the year end December 31, 2005.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses increased $1,192,274 to $3,506,016 for the fiscal year ended December 31, 2005 from $2,313,742 for the fiscal year ended December 31, 2004. The increase resulted partly from our conducting operations in the oil and gas exploration and development business for the full year in 2005 as compared to only nine (9) months during 2004. The increase consisted primarily of $920,000 of professional fees incurred in connection with financing transactions and compliance with our reporting obligations under federal securities laws, $261,000 of consulting and engineering fees incurred in connection with our oil and gas operations, and $317,000 of payroll and related expenses, offset by a decrease of $175,000 in general office expenses and a decrease of $46,000 in travel and related expenses. We expect general and administrative expenses to increase in future periods as a result of increased compensation expense for executive management personnel, increased consulting and engineering fees related to our oil and gas operations, and continued expenditures for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

Loss (Profit) From Limited Partnerships and Limited Liability Companies

      Loss from limited partnerships and limited liability companies includes the income or losses that we recognize from the financial performance of the oil and gas limited partnerships and limited liability companies in which we own an equity interest of greater than 5% but less than 50% of the applicable entity. Loss (profit) from limited partnerships and limited liability companies was $5,120,552 for the fiscal year ended December 31, 2005 as compared to $3,506,244 for the fiscal year ended December 31, 2004. The loss from limited partnerships and limited liability companies consisted primarily of the $231,000 loss that we recognized from our leasehold interest in Zapata County, Texas (the "Vela Project") the $142,000 loss we recognized from the PHT Vicksburg project, the $795,000 loss that we recognized from our leasehold interest in Zapata County, Texas (the "Good Friday Project"), the $1,994,000 loss that we recognized from our leasehold interest in Wharton County, Texas (the "Wharton Project"), the $707,000 loss we recognized from the PHT La Paloma project, the $295,000 loss that we recognized from our leasehold interest in the Taranaki Basin in New Zealand (the "Awakino South Project"), the $895,000 loss that we recognized from our leasehold interests in the Maverin Basin projects and approximately $61,000 of recognized losses from various other limited partnerships and limited liability companies. The loss (profit) from limited partnerships and limited liability companies during 2004 consisted primarily of the $935,335 loss that we recognized from the Wharton Project, the $876,573 loss that we recognized from the Louisiana Shelf Project, the $750,081 loss that we recognized from the Vela Project, and the $537,903 loss that we recognized from the Stent Project.

      During most of the period covered by this report, most of our oil and gas interests were owned by limited liability companies in which we owned greater than 5% but less than 50% of the applicable entity's equity interests. As a result, loss (profit) from limited partnerships and limited liability companies constituted a material component of our overall financial performance for the foreseeable future. As we have obtained direct ownership interest of most of our working interests, in future periods, cash generated by these interests will be recorded as revenue, and related expenditures will be recorded in the appropriate expense account. Accordingly, we do not expect loss (profit) from limited partnerships and limited liability companies to constitute a material component of our results of operations in future periods.

Interest Expense

      Interest expense consists of certain noncash charges and interest accrued on our various debt obligations. Interest expense decreased $6,022,361 to $1,939,590 for the fiscal year ended December 31, 2005 as compared to $7,961,951 for the fiscal year ended December 31, 2004. The decrease resulted primarily from a decrease in noncash charges of $6,899,049 associated with the beneficial conversion feature of the convertible notes and the ascribed value of the warrants issued in our July 2004 private offering of units, noncash charges of $212,393 associated with the beneficial conversion feature of the Westwood Note, noncash charges of $135,602 associated with the beneficial conversion feature of the DDH Note and the ascribed value of the warrants issued with the Note without similar transactions in 2005. The decrease was partially offset by an increase of $592,000 in interest recorded on the DDH Note, an increase of $328,000 associated with the conversion of and amortization of the discount on the Westwood Note, and an increase of $40,000 of interest recorded on the Trident Note. A description of each of these promissory notes is set forth below under "Liquidity and Capital Resources" of this report. We may incur similar noncash charges in the future and expect interest expense under our various debt obligations to remain constant for the foreseeable future.

Registration Rights Penalty

      Holders of our Series A Convertible Preferred Stock have registration rights which require us to register the public sale of the shares of common stock issuable upon conversion of the preferred shares. In the event that we fail to register such shares by a certain time, we are required to pay penalties to such holders. As of the date of this report, we have failed to timely register these shares and for the year ended December 31, 2005, we recorded an accrual of $1,698,913 and a corresponding expense. The foregoing penalties are payable by issuance of shares of our common stock.

Minority Interest and Pre-Acquisition (Profits) Losses

      Minority interest and pre-acquisition (profits) losses consist of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to prior ownership of our current minority interests. Minority interest and pre-acquisition losses were $302,082 for the fiscal year ended December 31, 2005 as compared to $467,107 for the fiscal year ended December 31, 2004. Pre-acquisition losses in 2004, consisted primarily of the $99,174 loss that we incurred prior to the acquisition of Touchstone Texas, and the $54,321 loss that we incurred prior to the acquisition of Knox Miss Partners, L.P. Losses allocated to our minority interest in Knox Miss Partners, L.P. were $151,112, and losses allocated to our minority interest in PHT West Pleito, LLC were $162,500. We do not expect minority interest and pre-acquisition (profits) losses to continue to constitute a material component of our overall financial performance in the foreseeable future.

Liquidity and Capital Resources

      Net cash used in operating activities increased to $3,276,110 in 2005 from $1,942,052 in 2004. The increase of $1,334,058 in 2005 in our use of cash for operations was primarily the result of additional losses incurred from our conducting twelve months of operations in 2005 as compared to nine months of operations in 2004 (after adjusted for non-cash charges for amortization of debt discounts, property impairment, equity loss in limited partnerships and goodwill impairment, which decreased by $4,813,196 in 2005 as compared to 2004). These amounts were offset by an increase of cash of $1,359,446 from the lifting of the restrictions on previously restricted cash in 2005 whereas we were required to fund those amounts in 2004. In addition, the timing of our payments to suppliers and collections of joint interest receivables accounted for a decrease in cash provided by operations of $466,254 in 2005 as compared to 2004.

      Net cash used in investing activities during the fiscal year ended December 31, 2005 was $7,282,725 as compared to $10,625,874 used during the fiscal year ended December 31, 2004. The $3,343,149 decrease in cash used in investing activities was due primarily to a decrease in investments in limited partnership interests and limited liability companies of $4,666,965, as we shifted our focus away from making such investments in 2005, and to a lesser extent, increased distributions from limited partnerships of $396,369, which amounts were offset by increased purchases of oil and gas interests and drilling costs of $1,932,761.

      Net cash provided by financing activities during the fiscal year ended December 31, 2005 was $14,597,641 as compared to $13,070,530 during the fiscal year ended December 31, 2004. The $1,527,111 increase in net cash provided by financing activities was due to an increase in net proceeds from sales of our equity securities.

      At December 31, 2005, we had a working capital of $1,311,144, compared to a working capital deficit of $1,312,131 at December 31, 2004. The increase in unrestricted cash of approximately $4 million and the improvement of the joint interest working capital deficit of $1.1 million was largely offset by a $3.5 million increase in accounts payable and accrued expenses, and an increase in convertible debentures payable of $2.0 million.

       Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. Our principal sources of financing during the past 18 months are described below

      On or about March 23, 2004, we obtained gross proceeds of $2,100,000 through the issuance of a $2,100,000 principal amount secured convertible promissory note (the "Trident Note") and warrants to Trident Growth Fund, LP ("Trident"). The Trident Note was originally due March 23, 2005, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (subject to adjustment pursuant to anti-dilution and reset provisions), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Trident Note contains various financial covenants with which we are required to comply and various negative covenants that prohibit us from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, selling any of our assets other than in the ordinary course of business, and making capital expenditures in excess of $50,000. On March 23, 2006, Trident extended the maturity date of the Trident Note to no later than May 7, 2006 waived compliance with certain negative covenants to permit us to raise additional capital and waived compliance with all financial covenants contained in the Trident Note until no later than March 7, 2006. In the event that we raise gross proceeds from sales of our debt or equity securities of at least $2.05 million, we will be required to pay all amounts due under the Trident Note within ten days after such sale. The current outstanding balance of the Trident Note is $2,050,000 and pursuant to anti-dilution adjustment, the conversion price is currently $.90.

      In connection with the issuance of the Trident Note and the extension of the maturity date of the Trident Note, we issued to Trident warrants to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share. The warrants are immediately exercisable and terminate on March 31, 2014 and pursuant to anti-dilution adjustment, the exercise price is $.90 as of the date of this report.

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

      Each share of our Series A Convertible Preferred Stock is initially convertible into ten shares of our common stock at an initial conversion price of $1.10 per share. Holders of our Series A Convertible Preferred Stock are entitled to receive dividends at the rate of 8% per annum, provided, however, that at the option of the holder, such dividends shall be payable in kind at the rate of 12% per annum by issuance of shares of our common stock having a fair market value equal to the amount of the dividend. Our Series A Convertible Preferred Stock is convertible at any time at the discretion of the holder, and is subject to mandatory conversion in the event that: (i) there is an effective registration statement covering the public sale of the shares of our common stock underlying the Series A Convertible Preferred Stock; and (ii) the volume weighted average closing price per share of our common stock for 20 consecutive trading days is equal to or greater than 150% of the conversion price.

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

      Between August 2005 and January 2006, we raised gross proceeds of $14,076,501 through the issuance of shares of common stock and warrants. The securities were sold in units consisting of two shares of our common stock and one common stock purchase warrant at a purchase price of $1.80 per unit. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $1.50 per share for a term of three years.

      We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

      We will need significant funds to meet capital costs and drilling and production costs in our various oil and gas projects to explore, develop, produce and eventually sell the underlying oil and gas reserves. Specifically, we expect to incur capital expenditures and production costs of approximately $38.7 million with respect to our jointly owned properties during the next 12 months as follows (each amount an approximation):

      o $28,200,000 for development and operating costs in the Fayetteville Shale Project;

      o     $9,200,000 for development and operating costs in the Caney Shale
            Project;

      o     $90,000 for operating costs in the Martinez - Lobo Wilcox Project;

      o     $9,000 for exploration costs in the Knox Miss Project;

      o     $23,000 for exploration and operating costs in the Las Paloma
            Project;

      o $700,000 for exploration, development and operating costs in the Flores Field- Vicksburg Project;

      o $300,000 for exploration, development and operating costs in the Sullivan City Field - Vicksburg Project;

      o $170,000 for exploration and operating costs in the Wharton - Guenther Offset Project;

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

      We will also need significant funds to meet our obligations under our outstanding term indebtedness during the next 12 months. Specifically, we will need to repay approximately $3.1 million of term indebtedness during the next 12 months if the underlying notes are not converted into shares of our common stock as follows:

      o     $1,000,000 outstanding under the DDH Note due May 18, 2006; and

      o     $2,050,000 outstanding under the Trident Note due March 24, 2006.

      In addition, Touchstone Louisiana, Inc., our wholly-owned subsidiary, issued a $2,000,000 promissory note (the "Endeavour Note") to Endeavour International Corporation as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The Endeavour Note accrues interest at the rate of 3% per annum. The repayment of principal and payment of accrued interest under the Endeavour Note is based on 25% of the monthly cash flows (as defined in the note) of the project. The Endeavour Note contains accelerated payment provisions in the event certain production levels for any of the oil and gas wells are met or exceeded. We expect payments to commence once the wells start producing per the terms of the Endeavour Note.

      As of the date of this report, we had cash resources of approximately $1.1 million. We will need a total of approximately $47.7 million to execute our business plan, satisfy capital expenditures, and pay drilling and production costs on our various interests in oil and gas prospects during the next 12 months. Of this amount, we will need approximately $38.7 million for capital calls and production costs with respect to our various jointly owned properties, approximately $3.1 million to repay our outstanding term indebtedness, and approximately $5.9 million for general corporate expenses. In the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the foregoing amounts during the next 12 months. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments, and operate at current levels for the next 12 months. Accordingly, we will be required to raise approximately $32.6 million of additional funds through sales of our securities or otherwise to sustain operations at current levels and satisfy our existing financial obligations. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.

Off-Balance Sheet Arrangements

      As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7. FINANCIAL STATEMENTS

      Our consolidated financial statements as of December 31, 2005 and December 31, 2004 and for each of the years then ended, and the footnotes related thereto, are included beginning at page F-1 of this report located after the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to provide reasonable assurance that (i)information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

      As part of this evaluation, our CEO and CFO considered a letter dated July 11, 2005 from L J Soldinger Associates LLC, our independent registered accountants, addressed to our Board of Directors that identified a number of reportable conditions that it considers to be material weaknesses in our internal control over financial reporting that were discovered during its audit of our financial statements for the year ended December 31, 2004. The significant deficiencies noted were: (a) inability to timely and accurately close books and records at the end of each reporting period; (b) insufficient number of accounting and financial personnel; (c) deficiencies in the recording and classification of unproved and proved oil and gas properties and in the calculation of the working percentage interests in or impairments of certain of wells; (d) insufficient procedures to detect errors in the books of the limited liability companies and limited partnerships in which the Company has an equity interest; (e) improper or lack of accounting for and/or failure to identify transactions; (f) inadequate controls relating to the receipt and disbursement of cash received in accordance with joint interest agreements; and (g) weakness in the process and tools used to consolidate the financial statements of the Company and our subsidiaries.

      We believe that all adjustments required as a result of the foregoing deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB. Likewise, we believe that all adjustments required in subsequent periods were detected in connection with the preparation of our quarterly and annual reports and appropriately recorded and disclosed in such reports.

      Upon entering the oil and gas exploration and development industry, we had a very limited management team that was primarily focused on acquiring interests in oil and gas prospects. Many of the deficiencies in our internal controls identified above are likely the result of a combination of our limited management team and staff, the large number of interests in oil and gas prospects we acquired during 2004 and early 2005 and the structural complexity of the ownership of the interests.

      During the third quarter of 2005, we retained a chief executive officer with over 35 years of industry experience and an additional executive officer with more than 7 years of experience in the legal and business aspects of oil and gas exploration transactions. Since his appointment, our new CEO has devoted substantial time addressing each of the material weaknesses in our internal controls over financial reporting identified above, and is committed to effectively remediating them as soon as possible. As part of this plan, we have retained a chief financial officer with over 20 years of industry experience. Under the direction of our CEO and CFO, we have established a plan to address our deficiencies and improve our control environment. The principal components of the plan are: (i) establishing and implementing additional controls and procedures related to improving the supervision and training of our accounting staff, particularly with respect to SEC guidelines relating to oil and gas operations; (ii) retaining additional persons to serve on our accounting staff;
(iii) retaining a chief accounting officer, and additional executive management with extensive experience in preparing natural gas and oil reserve estimates and in petroleum accounting matters; (iv) modifying systems and/or procedures to ensure appropriate segregation of responsibilities for accounting personnel; (v) establishing and implementing procedures to require our engineering staff to communicate all information regarding all wells and properties in which we have an interest to our accounting staff on a "real time" basis; (vi) establishing and implementing procedures to require our accounting staff to engage in constant communication with the operators of our prospects to ensure timely reporting to us; (vii) engaging an independent, industry recognized reservoir engineering firm to perform an audit of our oil and gas reserves; and (viii) obtaining direct ownership of our working interests in order to eliminate any reliance on the management and accounting functions of the limited partnerships and limited liability companies in which we have an interest. We have already accomplished certain of these objectives, including retaining an experienced chief financial officer and obtaining direct ownership of our working interests. We expect the forgoing actions and controls to be fully in place by no later than the end of the third quarter 2006.

      Concurrent with the establishment of the forgoing, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which we expect will apply to us as of December 31, 2006. This project will entail a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.

      As we continue the forgoing compliance efforts, including the testing of the effectiveness of our internal controls, we may identify additional deficiencies in our system of internal controls over financial reporting that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts. We are committed to effectively remediating known deficiencies as expeditiously as possible and continuing our efforts to comply with Section 404 of SOX by December 31, 2006.

      There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Directors and Executive Officers

      The following sets forth certain information about each of our directors and executive officers.

Name                           Age                   Positions Held
----                           ---                   --------------
Roger L. Abel                   62          Chief Executive Officer and Director

Robert E. Irelan                59          Director

R. Gerald Bennett               63          Director

Patrick R. Oenbring             54          Chief Operating Officer

Jerry Walrath                   39          Vice President of Land and Project
                                            Development and Secretary

Stephen C. Haynes               49          Chief Financial Officer


      The following is a brief summary of the business experience of each of our directors and executive officers:

      Roger L. Abel has served as our chief executive officer and chairman of the board of directors since August 15, 2005 of the Company effective August 15, 2005. Mr. Abel has over 35 years of experience in the oil and gas industry. Between 1968 and 1996, Mr. Abel held a number of domestic and international positions at Conoco, most recently serving as Chairman of Conoco Exploration and Production for Europe where he was responsible for all of Conoco's upstream activities in Europe and Russia. Prior to that, he served as Vice President and General Manager, Dubai Petroleum Company, Manager of Operations for the U.K. and Europe, Manager of Planning, Administration and Engineering for North America, Vice President and General Manager of Conoco's Engineering and Research Department, and Vice President and General Manager of Russia. From 1997 through 1999, Mr. Abel served as President and Chief Operating Officer of Occidental Oil and Gas Corporation, a wholly owned subsidiary of Occidental Petroleum and Executive Vice President of Occidental in Bakersfield, CA where he lead Occidental's oil and gas operations through a major restructuring. During this time, Occidental Petroleum disposed of a number of less profitable assets, consummated major property exchanges, acquired significant new interests in several large producing assets, streamlined its organization, and completed the acquisition of the U.S. Government's interests in the Elk Hills Naval Petroleum reserve.

      Since retiring from Occidental in 1999, Mr. Abel has continued to actively participate in oil and gas exploration and development projects in the United States. Before joining the Company, he served as the President of Rio Nuevo, Ltd., a private company engaged in developing water resources for distribution and sales to municipalities in West Texas and obtaining certain water rights in state owned lands along the Rio Grande River. Mr. Abel also served as President of Austex Production Company, LLC before joining the Company. Mr. Abel earned a M.S. degree in Management from MIT's Sloan School of Management and a Petroleum Engineering degree from Colorado School of Mines.

      Robert E. Irelan has served as a member of our board of directors since November 29, 2005. Mr. Irelan has over 37 years of experience in the oil and gas industry. From 1998 until his retirement in December 2002, Mr. Irelan served as Executive Vice President of Worldwide Operations of Occidental Oil and Gas Corporation. Prior to that, he worked for Conoco, Inc. in a series of increasingly responsible positions, including Manager of Projects and Engineering for Conoco's worldwide engineering organization, Manager of Conoco's Worldwide Production Budgets and Planning, Managing Director of Conoco United Kingdom Ltd., and Regional Manager for Conoco Upstream Onshore. Since retirement, Mr. Irelan has engaged in several entrepreneurial ventures, including Rapid Retail Solutions, LLC, a developer of computer solutions for the restaurant business, and BISS Product Development LLC, a new product design company. Mr. Irelan is a graduate of Colorado School of Mines with a B.S. in Petroleum Engineering, including advanced studies in Mineral Economics.

      R. Gerald Bennett has served as a member of our board of directors since November 29, 2005. Mr. Bennett has nearly 40 years of experience in the petroleum and related industries. From July 2000 until March 2005, he served as President and CEO of Total Safety, Inc., a safety services provider to the energy industry. From June 1996 until November 1999, he worked for Equitable Resources, Inc. as President and CEO of ERI Supply and Logistics where he directed oil and gas exploration, midstream operations, and wholesale marketing efforts. During his career, Mr. Bennett has served as President of Enron Gas Services, Chairman and CEO of Houston Pipeline Company, President and COO of Perry Gas Companies, Vice President of Parker Drilling Company, and Manager of Gas Activities for Conoco, Inc. Mr. Bennett is currently a Director of the Memorial Hermann Healthcare System Board, a Texas based not-for-profit healthcare system, and Chairman of the Memorial Hermann Hospital Board. Mr. Bennett is a graduate of Oklahoma State University with a B.S. and M.S. in Industrial Engineering and Management, and a graduate of The Harvard Business School Program for Management Development.

      Patrick R. Oenbring has served as our Chief Operating Officer since March 1, 2006. Mr. Oenbring has over 30 years of experience in the oil and gas industry having held several senior executive management positions at Conoco, Inc. and Occidental Petroleum. Mr. Oenbring began his career in 1974 with Conoco as a process engineer. During his 23 year career with Conoco, Mr. Oenbring held a number of increasingly responsible management positions. These included managing projects in Alaska, the Gulf of Mexico, the North Sea, the Middle East, and the Far East, serving as Vice President, Business Development and Production, of Conoco Canada Ltd. where he was responsible for all production operations, business development activities, property acquisitions and divestitures, serving as Manager of Infrastructure Technology for Conoco's central engineering and construction organization, and Manager of Conoco Energy Nigeria. In 1997, Mr. Oenbring joined Occidental Petroleum as President and General Manager, Occidental Petroleum of Qatar where he had complete operational and P&L responsibility as well as overall management responsibility for Occidental's non-operated interests in Yemen and Pakistan. Following Occidental's acquisition of Altura Energy Ltd. in 2000, Mr. Oenbring served as President and General Manager of Occidental Permian, where he managed the due diligence preparation, transition and integration of all personnel and properties of Altura Energy Ltd. into Occidental and managed a three fold increase in drilling activity. During his tenure, Occidental Permian was the largest oil and gas producer in Texas with annual revenues of approximately $1.4 billion.

      After retiring from Occidental in June 2003, Mr. Oenbring was self employed as an independent consultant to the oil and gas industry until May 2005. During this time, he provided executive management and technical consulting services to various independent oil and gas exploration companies regarding production operations, optimization, project management and producing property acquisitions. Since May, 2005, Mr. Oenbring has served as Senior Project Manager for Technip Offshore, Inc., a Houston, Texas based petroleum and engineering and construction firm, where he has managed a larger engineering project offshore Nigeria. Mr. Oenbring earned a Bachelor of Science in Chemical Engineering from the University of Kansas, is a graduate of the University of Pittsburgh executive development program, and is a registered Professional Engineer in the State of Texas.

      Jerry Walrath has served as our Vice President of Land and Project Development since September 1, 2005. From 1997 until joining the Company, Mr. Walrath was a solo legal practitioner in Houston, Texas. During that time, he served as counsel to a number of small oil and gas operators, providing land and legal advice concerning transactional and operational issues, providing litigation and litigation management services, and examining title for acquisitions, drilling and development. Between 1991 and 1997, Mr. Walrath provided mental health administration and services as an Associate Clinical Psychologist. Mr. Walrath earned a Bachelor of Sciences in Psychology from the University of Houston, a Master of Arts in Clinical Psychology from Sam Houston State University, and a Juris Doctorate from the University of Houston Law Center. He is licensed to practice law in Texas.

      Stephen C. Haynes has served as our Chief Financial Officer since February 6, 2006. Mr. Haynes has over 20 years of experience in the petroleum and related industries. From May, 2005 until joining the Company, Mr. Haynes served as the Controller of Carrizo Oil & Gas, Inc., a Houston, Texas based oil and gas exploration and development company whose shares are publicly traded. As Controller, Mr. Haynes was primarily responsible for developing and managing financial controls and reporting. In January 2001, Mr. Haynes founded Stephen C. Haynes, CPA where he provided financial consulting services to the oil and gas exploration, power generation and pipeline companies from January 2001 until May 2005. Prior to that, he worked for British Gas for eleven years holding a series of increasingly responsible positions culminating in his appointment as Vice President - Finance of Atlantic LNG, a joint venture of British Gas and several industry partners in Trinidad and Tobago. Mr. Haynes earned a Bachelor of Business Administration in accounting from Sam Houston State University and a Master of Business Administration with a concentration in finance from the University of Houston. Mr. Haynes is a certified public accountant and has attended the Executive Development Program at Harvard University.

Board of Directors

      Our board of directors consists of Roger Abel, Robert E. Irelan and R. Gerald Bennett, each of whom will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified or until the earlier of their death, resignation or removal. Officers are elected by our board of directors and serve at the discretion of our board.

Directors Compensation

      Members of our board of directors who are also employees of the Company do not receive any compensation for serving on our board, except that each director is entitled to be reimbursed for the reasonable costs and expenses incurred in attending board meetings. Members of our board of directors who are not employees of the Company receive compensation consisting of options upon joining our board, an annual stipend, and fees for attendance at board and committee meetings. Upon appointment, non-employee directors receive options to purchase 100,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant which vest in full one year form the date of grant and have a term of ten years. The annual stipend for board service is $40,000, and $55,000 in the case of the chairman of the audit committee, together with options to purchase 40,000 shares of common stock, and 55,000 shares in the case of the chairman of the audit committee, issuable on the last trading day of each year at an exercise price equal to the closing price of our common stock on the date of grant. Such options will be vested in full upon issuance and have a term of ten years. The stipend and the options are applied pro-rata based upon the time of service by the board member during that year.

      In accordance with the forgoing policy, we issued options under the Touchstone Resources USA, Inc. 2005 Stock Incentive Plan to purchase 100,000 shares of common stock to each of Robert E. Irelan and R. Gerald Bennett upon their appointment to the Board of Directors on November 29, 2005. The options have an exercise price of $0.83 per share, the last sales price of our common stock on the date of grant, vest one year from the date of grant, expire November 28, 2015, and are otherwise subject to the terms of the Plan.

Audit Committee Financial Expert

      Our Board of Directors has concluded that R. Gerald Bennett qualifies as an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Mr. Bennett satisfies the definition of "independent director" established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange Company Guide.

Section 16 Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except that Jerry Walrath did not timely file a Form 3 and Form 4 upon his being appointed to serve as an executive officer of the Company and receiving options in connection therewith.

Code of Business Conduct and Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Business Conduct and Ethics to an appropriate person or persons identified in the code; and (v) accountability for adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is filed as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2005 and 2004. We did not pay any compensation to our chief executive officer or to any of our other officers in 2003.

                           Summary Compensation Table

Name and                                 Fiscal                                All Other
Principal Position                        Year    Salary($)      Bonus($)   Compensation($)
--------------------------------------   ------   ---------      --------   ---------------
Roger L. Abel (1)                          2005     217,500            --                --
Chief Executive Officer

Stephen P. Harrington (2)                  2005      75,000            --                --
Chief Executive Officer, Treasurer and     2004      90,000            --
  Secretary

Wesley A. Franklin (3)                     2005                                     240,252(4)
Executive Vice President                   2004      87,000(5)         --            73,627(4)

(1) Mr. Abel has served as our chief executive officer since August 15, 2005.

(2) Mr. Harrington served as our chief executive officer, treasurer and secretary from March 15, 2004 until August 15, 2005. Prior to that, George Sines served as our president and treasurer. Mr. Sines was not paid any compensation for such services.

(3) Mr. Franklin served as our executive vice president from July 7, 2004 until November 15, 2005.

(4) Represents fees paid to Mr. Franklin by us, our wholly-owned subsidiary Touchstone Resources USA, Inc., a Texas corporation, and CE Operating LLC, our wholly-owned subsidiary for consulting and technical services rendered and other payments made on his behalf.

(5) Includes $72,000 which was settled by issuance of 300,000 shares of common stock of the Company to Mr. Franklin.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

      The following table sets forth, for each named executive officer, information regarding options granted to the officers during our fiscal year ended December 31, 2005. We have not granted any stock appreciation rights ("SARs") to any of our named executive officers.

                               Percent of
                 Number of       Total
                Securities      Options
                Underlying     Granted to     Exercise or
                  Options     Employees in    Base Price    Expiration
Name            Granted (#)   Fiscal Year      ($ / Sh)        Date
-------------   -----------   ------------    -----------   ----------
Roger L. Abel     4,876,540             98%          0.86   8/14/2012


                       Aggregated Option/SAR Exercises in
             Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table sets forth, for each named executive officer, information regarding the number and value of stock options held by the named executive officers at December 31, 2005, each on an aggregated basis. We have not issued any SARs to any of our named executive officers. No stock options were exercised by any of our executive officers during our fiscal year ended December 31, 2005.

                     Number Of Unexercised        Value Of Unexercised
                       Options At Fiscal     In-The-Money Options At Fiscal
                     Year-End Exercisable/       Year-End Exercisable/
Name                   Unexercisable (#)         Unexercisable ($) (1)
------------------   ---------------------   ------------------------------
Roger L. Abel                 0/ 4,876,450                             0 /0
Wesley A. Franklin                    0 /0                               --

* Not applicable.

(1) Based on $0.78, the last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on December 30, 2005.


Employment Agreements

      On July 13, 2005, we entered into an employment agreement with Mr. Abel to serve as the chief executive officer of the Company effective August 15, 2005. The agreement has a term of two years, provides for an annual base salary of $580,000, and contains standard and customary non-solicitation, non-competition, work made for hire, and non-confidentiality provisions which prohibit Mr. Abel from engaging in such conduct during the term of the agreement or during any period in which he is receiving severance payment from us. In the event that Mr. Abel is terminated without cause, he will be entitled to receive severance payment equal to one year's base salary, if such termination occurs prior to August 15, 2006, and six month's base salary if such termination occurs prior to August 15, 2007.

      In connection with his employment agreement, we issued an option to Mr. Abel to purchase 4,876,540 shares of common stock at an exercise price of $.86 per share, the last sales price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of 7 years and vests in two equal installments on August 15, 2006 and 2007 provided that Mr. Abel remains continuously employed by us through the applicable vesting date or is receiving severance payment from us in accordance with his employment agreement. In the event that Mr. Abel is terminated "for cause," as defined in his employment agreement, the option shall forthwith terminate. Unless Mr. Abel is terminated "for cause", as defined in his employment agreement, once vested, the option can be exercised at any time prior to expiration. The option contains a change in control provision which is describe below under the caption, "Change in Control Arrangements."

Change In Control Arrangements

      The Touchstone Resources USA, Inc. 2005 Stock Incentive Plan (the "Plan") contains the following change in control provision.

      Unless otherwise provided in any agreement relating to any awards issued under the Plan or in a written employment or other agreement directly addressing the same subject matter as addressed below, in the event that the Plan is terminated as a result of or following a "Change in Control" (as defined in the Plan), all vested options, SARs, and stock awards then outstanding at the time of such Plan termination may be exercised for a period of thirty (30) days from the date of notice of the proposed termination. In such event, all participants shall be credited with an additional six (6) months of service for the purpose of any otherwise unvested options, SARs, and stock awards. Upon a Change in Control in which the Plan is either assumed or otherwise not subject to termination, if during the remaining term of such a participant's options, SARs or stock awards, the participant is terminated other than for cause, as defined in the Plan, the participant will, at the time of such termination, be credited with an additional six (6) months of service for the purpose of any otherwise unvested options, SARs and stock awards; however, in the event of a termination for Cause, as defined in the Plan, all options and SARs shall immediately terminate and all unvested portions of stock awards shall immediately terminate.

      Under the Plan, a "Change in Control" shall be deemed to have occurred if:
(i) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act) acquires "beneficial ownership" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the voting power of the then outstanding securities of the Company except where the acquisition is approved by the Board; or (ii) if the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity or in the event of a sale of all or substantially all of the Company's assets or otherwise.

      Notwithstanding anything in the Plan to the contrary, the acceleration of vesting and exercisability shall not occur in the event that such acceleration would make the transaction causing the Change in Control to be ineligible for pooling of interests accounting treatment, provided pooling of interest treatment is then still available and, in the absence of such acceleration, the transaction would qualify for such treatment and the Company intends to use such treatment with respect to such transaction. a "Change In Control Event," unless specifically provided to the contrary in any specific option

      The option granted to Mr. Abel also contains a change in control provision which is triggered in the event that we are acquired by merger, share exchange or otherwise, sell all or substantially all of its assets, or all of our outstanding stock is acquired by a third party (each, a "Fundamental Transaction"). In the event of a Fundamental Transaction, we may terminate the option unless provision is made in connection with such Fundamental Transaction for the option to be assumed or for the issuance of a substitute option. In the event we decide to terminate the option, we shall either: (i) pay an amount to Mr. Abel equal to the excess of the per share purchase price in such transaction over the exercise price of the option multiplied by the total number of shares issuable upon exercise of the option; or (ii) provide for the option to vest in full and permit Mr. Abel to exercise the option for a period of at least 30 days prior to the date of such termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 29, 2006, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than five percent (5%) of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

      The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 29, 2006 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 78,903,313 shares of common stock outstanding on March 29, 2006. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 1600 Smith Street, Suite 5100 Houston, Texas 77002.

                                                 Amount and
                                            Nature of Beneficial       Percentage
Name and Address of Beneficial Owner             Ownership              of Class
-----------------------------------------   --------------------       ----------
Roger L. Abel                                            416,667(1)        *

R. Gerald Bennett                                        420,000(2)        *

Robert E. Irelan                               50,000(3)                       --

Patrick R. Oenbring                                 0(4)                       --

Jerry Walrath                                            100,000(3)        *

Stephen C. Haynes                                        100,000(5)        *

All officers and directors as a group                  1,086,667(6)           1.4%
(6) persons

AltaFin BV                                             6,001,558(7)           7.4%
Pareraweg 45
P.O. Box 4914
Curaco Netherlands Antilles

Stephen P. Harrington                                  8,375,000             10.6%
111 Presidential Boulevard
Suite 158A
Bala Cynwyd, PA 19004

Millennium Global High Yield Fund Limited              8,703,463(8)          10.5%
64 St. James's Street
London United Kingdom SW1A 1NF

Michael Marcus                                         7,667,521(9)           9.5%
1600 Rockcliff Road
Austin, TX 78746

John Paul DeJoria                                      4,035,000(10)          5.1%
P.O. Box 34540
Las Vegas, NV 89133-4540

* less than one percent (1%).

(1) Includes 138,889 shares issuable upon exercise of warrants. Does not include 4,876,540 shares issuable upon exercise of options which are subject to vesting.

(2) Includes 140,000 shares issuable upon exercise of warrants. Does not include 100,000 shares issuable upon exercise of options which are subject to vesting.

(3) Does not include 100,000 shares issuable upon exercise of options which are subject to vesting.

(4) Does not include 150,000 shares issuable upon exercise of options which are subject to vesting.

(5) Consists of shares issuable upon exercise of options.

(6) Includes 378,889 shares issuable upon exercise of options.

(7) Includes 2,000,000 shares issuable upon exercise of warrants.

(8) Includes 2,000,000 shares issuable upon conversion of convertible preferred stock and 2,300,000 shares issuable upon exercise of warrants.

(9) Includes 1,729,542 shares issuable upon exercise of warrants.

(10) Includes 845,000 shares issuable upon exercise of warrants.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the number of stock options, warrants, rights and similar securities that were outstanding at December 31, 2005 under equity compensation plans.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                 outstanding warrants and       options, warrants and        (excluding securities
                                          rights                       rights              reflected in column (a))
        Plan Category                       (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity    Compensation   Plans
approved by security holders                     0                 Not applicable                         0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity  compensation plans not
approved by security holders             5,176,540                      $0.86                           9,700,000(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                     5,176,540                       $0.86                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Represents shares reserved for issuance under the Touchstone Resources USA, Inc. 2005 Stock Incentive Plan.

2005 Stock Incentive Plan

      On September 30, 2005, our board of directors adopted and on February 9, 2006 our board amended, the Touchstone Resources USA, Inc. 2005 Stock Incentive Plan (as amended, the "Plan"). The Plan reserves 10,000,000 shares of common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and other equity based or equity related awards to employees, officers, directors, or advisors to the Company or any of our subsidiaries as well as individuals who have entered into an agreement with us under which they will be employed by the Company or any of our subsidiaries in the future.

      The Plan is administered by the board of directors (the "Board") of the Company which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount and terms of any award. In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board. Although the Plan provides for the issuance of options that qualify as incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, since the Plan was not approved by our stockholders, we cannot issue ISOs unless and until we obtain the requisite shareholder approval.

      Stock options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 85% of the fair market value of our common stock on the date of grant (100% in the case of ISOs), are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Unless otherwise determined by the Board, awards terminate three (3) months after termination of employment or other association with the Company, one (1) year after termination due to disability, death or retirement, or in the event that termination of employment or association is for a cause, as that term is defined in the Plan, or due to a participant voluntarily leaving the employ of the Company, awards terminate within 15 days' notice of such termination. As of the date of this report, we have issued options under the Plan to purchase 550,000 shares of common stock.

      On July 13, 2005, we issued an option to Mr. Abel to purchase 4,876,540 shares of commons stock. The material terms of the option are described elsewhere in this report. See "ITEM 10. EXECUTIVE COMPENSATION- Employment Agreements."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 23, 2004, Stephen P. Harrington, our former Chairman, Chief Executive Officer and Treasurer and former director of the Company, surrendered 7,380,000 shares of our common stock to enable us to purchase Touchstone Resources USA, Inc., a Texas corporation ("Touchstone Texas"), and a membership interest in LS Gas, LLC, a Delaware limited liability company ("LS Gas"), from Touchstone Resources, Ltd., a British Columbia corporation ("Touchstone Canada"), all on that same date. Immediately prior to Mr. Harrington's surrender of the shares, all 50 million of our authorized shares of common stock were issued and outstanding. Upon Mr. Harrington's surrender of the shares, we: (i) purchased 100% of the issued and outstanding shares of capital stock of Touchstone Texas in consideration for which we issued 7,000,000 shares of our common stock to Touchstone Canada, (ii) purchased a 10% membership interest in LS Gas in consideration for which we issued 100,000 shares of our common stock to Touchstone Canada, and (iii) issued 280,000 shares of our common stock in consideration for consulting and advisory services rendered to us in connection with the above transactions and our acquisition of other interests in certain oil and gas projects on that date.

      On May 12, 2004, we entered into a settlement agreement with Wesley A. Franklin, our executive Vice President, regarding payment of $72,000 of accrued salary owed to him. Under the agreement, we issued 300,000 shares of common stock to Mr. Franklin in full satisfaction of the unpaid salary.

      On June 6, 2004, SPH Investments, Inc., a company controlled by Stephen P. Harrington, our former Chairman, Chief Executive Officer and Treasurer and former director of the Company, made a loan to us in the amount of $150,000 in consideration for which we issued SPH Investments, Inc. a demand promissory note in the principal amount of $150,000. The note accrues interest at the rate of 3% per annum. The current outstanding balance due under the note is $75,000.

      On November 29, 2005, we entered into a securities purchase agreement with The Abel Family Trust (the "Trust") pursuant to which we issued 138,889 units to the Trust for a purchase price of $250,000. Roger Abel, our Chairman and Chief Executive Officer, serves as the trustee and is a beneficiary of the Trust. On January 20, 2005, we entered into a securities purchase agreement with G & S Bennett Ltd ("GS") pursuant to which we issued 140,000 units to GS for a purchase price of $252,000. R. Gerald Bennett, a member of our Board of Directors, is a principal equity owner and managing partner of GS. Each unit consisted of two shares of our common stock and one common stock purchase warrant. The purchase price per unit was $1.80. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.50 per share for a term of three years. The forgoing securities were issued in a private offering under the same agreement and on the same terms and conditions as all other participants in the offering.

      On October 10, 2005, Maverick Woodruff County, LLC, a Delaware limited liability company ("MWC"), borrowed $1,000,000 from Michael P. Marcus pursuant to a secured promissory note. The promissory note was secured by all ownership interest in MWC, had a maturity date of October 10, 2006, accrued interest at the rate of 10% per annum payable at maturity, and the principal amount together with all accrued and unpaid interest due thereon was convertible at anytime at the option of Mr. Marcus into shares of our common stock at a conversion price of $.90 per share. The note would automatically convert into shares of our common stock upon MWC acquiring a leasehold interest in certain acreage or MWC assigning its right to certain leasehold interests to us. In connection with the issuance of the note, we issued an immediately exercisable warrant to Mr. Marcus to purchase 555,556 shares of our common stock at an exercise price of $1.50 per share for a term of three years. The funds were transferred to MWC for credit of the Company to fund the Company's proportionate share of acquisition of leasehold. On February 13, 2006, the note and $34,1667 of accrued interest due thereunder was converted into 1,149,074 shares of common stock. At that time of the issuance of the note and warrant and conversion of the note, Mr. Marcus was the beneficial owner of more than 5% of our issued and outstanding shares of common stock.

      On January 27, 2006, we entered into a securities purchase agreement with Michael P. Marcus pursuant to which we issued 550,000 units to Mr. Marcus for a purchase price of $990,000. Each unit consisted of two shares of our common stock and one common stock purchase warrant. The purchase price per unit was $1.80. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.50 per share for a term of three years. The forgoing securities were issued in a private offering under the same agreement and on the same terms and conditions as all other participants in the offering. At that time of the transaction, Mr. Marcus was the beneficial owner of more than 5% of our issued and outstanding shares of common stock.

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

       3.2 Certificate of Ownership Merging Touchstone Resources USA, Inc into The Coffee Exchange, Inc. dated March 18, 2004 (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-QSB filed May 24, 2004)

       3.3 Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed April 5, 2005.)

       3.4 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K file December 5, 2005.)

      10.1 Series A Stock Redemption Agreement, dated February 28, 2004, by and between Scott Yancey and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 30, 2004)

      10.2 Stock Redemption Agreement, dated February 28, 2004, by and between George Sines, and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 30, 2004)

      10.3    Stock Purchase Agreement dated February 28, 2004 between Stephen
              P. Harrington and Scott Yancey (incorporated by reference to
              Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 30, 2004)

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

     10.20 Operating Agreement of Maverick Basin Exploration, LLC, dated June 23, 2004, by and between the Company and PHT Gas, LLC (incorporated by reference to Exhibit to the Company's Quarterly Report on Form 10-QSB filed August 30, 2004)

     10.21 Amendment to the Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004, by and among the Company, PHT Gas, LLC and South Oil, Inc. (incorporated by reference to
              Exhibit 14.1 to the Company's Quarterly Report on Form 10-QSB filed August 30, 2004)

     10.22 Amendment and Waiver to 12% Secured Convertible Promissory Note, dated March 23, 2004, by and between the Company and Trident (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

     10.23 Form of Warrant to Purchase Shares of Common Stock issued to Purchasers in the Regulation D Offering of Shares of Series A Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 4.1 to the Company's Current

              Report on Form 8-K filed April 5, 2005)

     10.24 Form of Warrant to Purchase Shares of Common Stock issued to Purchasers in the Regulation S Offering of Shares of Series A Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 4.2 to the Company's Current

              Report on Form 8-K filed April 5, 2005)

     10.25 Form of Registration Rights Provisions for Purchasers in the Regulation S Offering and Regulation D Offering of Shares of Series A Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed April 5, 2005)

     10.26 Employment Agreement, dated July 13, 2005, by and between Roger Abel and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 27, 2005)

     10.27 Option Agreement, dated July 13, 2005, by and between Roger Abel and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 27, 2005)

     10.28 Touchstone Resources USA, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 6, 2005)

     10.29 Stock Option Agreement Under The Touchstone Resources USA, Inc. 2005 Stock Incentive Plan, dated September 30, 2005, issued to Jerry Walrath (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 6, 2005)

     10.30 Securities Purchase Agreement, dated November 29, 2005, by and between The Abel Family Trust and the Registrant (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 5, 2005)

     10.31 Warrant, dated November 29, 2005, issued to The Abel Family Trust (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 5, 2005)

     10.32 Touchstone Resources USA, Inc. Director Compensation Policy Adopted November 29, 2005 (incorporated by reference to Exhibit
              10.3 to the Company's Current Report on Form 8-K filed December 5,
              2005)

     10.33 Form of Securities Purchase Agreement by and between the Company and Purchasers in the Regulation D Offering of Units consisting of shares of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 30, 2006)

     10.34 Form of Warrant issued to Purchasers in the Regulation D Offering of Units consisting of shares of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 30, 2006)

     10.35 Form of Warrant issued to Placement Agents in the Regulation D Offering of Units of shares of Common Stock and Warrants (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 30, 2006)

     10.36 Form of Securities Purchase Agreement by and between the Company and Non US Purchasers in the Regulation S Offering of Units consisting of shares of Common Stock and Warrants (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 30, 2006)

     10.37 Form of Warrant issued to Non US Purchasers in the Regulation S Offering of Units consisting of shares of Common Stock and Warrants (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 30, 2006)

     10.38 Agreement dated March 23, 2006 by and between the Company and Trident Growth Fund, L.P.

     10.39 Amended and Restated Touchstone Resources USA, Inc. 2005 Stock Incentive Plan

      14.1 Code of Business Conduct and Ethics applicable to Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed December 5, 2005)

      21.1    Subsidiaries of the Company

      31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2005 and 2004, and fees billed for other services rendered by L J Soldinger during such years.

                        2005       2004
                      --------   --------

Audit Fees:           $794,000   $789,000

Audit-Related Fees:     35,000     90,000

Tax Fees:                2,000      2,000

All Other Fees:              0          0
                      --------   --------

Total:                $831,000   $867,000
                      ========   ========

      Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the our consolidated financial statements and are not reported under "Audit Fees" and relate to services performed in connection with registration statements and our acquisitions during the year.

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

Audit Committee Pre-Approval Procedures

      Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2005, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F2

Consolidated Balance Sheets                                                F3

Consolidated Statements of Operations                                      F4

Consolidated Statements of Stockholders' Equity                            F5

Consolidated Statements of Cash Flows                                     F11

Notes to Consolidated Financial Statements                                F13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Touchstone Resources USA, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Touchstone Resources USA, Inc. (a development stage entity) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the period March 5, 2001 (date of inception) through December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Resources USA, Inc. as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended and the period March 5, 2001 (date of inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since inception and as of December 31, 2005, had a working capital deficiency of $1,657,345 and a net loss in 2005 of $16,406,818. Also as described in Note 3 to the financial statements, the Company does not currently have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also describe in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
March 24, 2006

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
Current assets
   Cash and cash equivalents                                                      $  4,632,988    $    594,182
   Restricted cash                                                                          --          81,133
   Restricted cash - joint interest                                                    382,525       1,058,620
   Accounts receivable                                                                 159,559              --
   Accounts receivable - joint interest                                              1,075,746       2,945,421
   Accounts receivable - joint interest related party                                  492,988       3,354,468
   Notes and interest receivable                                                        30,371          66,559
   Due from related party                                                              359,559         188,588
   Prepaid expenses and advances to operators                                        1,547,671       1,593,079
                                                                                  ------------    ------------
Total current assets                                                                 8,681,407       9,882,050

Oil and gas properties using successful efforts:
   Developed oil and gas interests net                                               3,507,316              --
   Undeveloped                                                                       4,125,578       4,763,311
Investment in limited partnerships and liability companies                              54,141       5,458,698
Fixed assets, net                                                                       66,360          50,958
Deposits                                                                                30,149          30,149
                                                                                  ------------    ------------
                                                                                  $ 16,464,951    $ 20,185,166
                                                                                  ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                          $  4,392,582    $    854,798
   Accounts payable - joint interest                                                 2,412,060       8,224,332
   Notes payable                                                                       369,105         618,223
   Notes payable - related party                                                       115,005         216,541
   Limited partnership subscriptions payable                                                --         200,000
   Convertible debenture, net                                                        3,050,000       1,080,287
                                                                                  ------------    ------------

Total current liabilities                                                           10,338,752      11,194,181
                                                                                  ------------    ------------

Note payable and convertible debentures, net - noncurrent                            1,534,660       3,210,652
                                                                                  ------------    ------------

Total liabilities                                                                   11,873,412      14,404,833
                                                                                  ------------    ------------

Commitment and contingencies

Minority interest                                                                           --       3,078,820

Stockholders' equity
   Preferred stock; $.001 par value; authorized - 5,000,000 shares; shares
     issued and outstanding - 710,063 shares at 2005 and 0 at December 31, 2004                             --
    Liquidation preference: $8,276,520                                                     710
   Common stock; $.001 par value; authorized - 150,000,000 shares;
     63,982,329 and 59,919,053 shares issued and outstanding and
     6,763,333 and 364,476 issuable at 2005 and 2004                                    70,746          60,284
   Additional paid-in capital                                                       36,607,833      18,338,761
   Discount on common stock from stock split                                                --              --
   Deferred compensation                                                                    --         (16,600)
   Deficit accumulated during the development stage                                (32,087,750)    (15,680,932)
                                                                                  ------------    ------------

Total stockholders' equity                                                           4,591,539       2,701,513
                                                                                  ------------    ------------
                                                                                  $ 16,464,951    $ 20,185,166
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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Consolidated Statements of Operations

                                                                 For the Years            March 5, 2001
                                                               Ended December 31,         (Inception) to
                                                          ----------------------------     December 31,
                                                              2005            2004             2005
                                                          ------------    ------------    --------------

Operator revenues                                         $    488,532    $    200,809    $      689,341
                                                          ------------    ------------    --------------
Expenses:
   Exploration expenses                                        106,359       1,501,398         1,607,757
   Operating expenses                                          312,918              --           312,918
   Impairment of oil and gas properties                      1,752,272         175,820         1,928,092
   Impairment of goodwill - related party                           --         657,914           657,914
   Bad debt expense - related party                            136,607              --           136,607
   Bad debt expense                                             25,000          15,454            40,454
   Depletion and depreciation                                  180,975              --           180,975
   General and administrative                                3,506,016       2,313,742         5,899,139
                                                          ------------    ------------    --------------

Total expenses                                               6,020,147       4,664,328        10,763,856
                                                          ------------    ------------    --------------

Loss from operations                                        (5,531,615)     (4,463,519)      (10,074,515)
                                                          ------------    ------------    --------------

Other (income) expense
   Loss from limited partnerships and limited liability
     companies                                               5,120,552       3,506,244         8,626,796
   Impairment of equity investment                                  --         139,502           139,502
   Interest income                                             (29,630)         (8,805)          (38,435)
   Interest expense                                          1,939,590       7,961,951         9,907,788
   Other income                                               (273,987)             --          (273,987)
   Registration rights penalty                               1,698,913              --         1,698,913
                                                          ------------    ------------    --------------

Total other expense                                          8,455,438      11,598,892        20,060,577
                                                          ------------    ------------    --------------

Loss before minority interest and pre-acquisition
  losses                                                   (13,987,053)    (16,062,411)      (30,135,092)
                                                          ------------    ------------    --------------

Addback:
      Minority interest                                        302,082         255,792           557,874
      Pre-acquisition losses                                        --         211,315           211,315
                                                          ------------    ------------    --------------

Total minority and pre-acquisition losses                      302,082         467,107           769,189
                                                          ------------    ------------    --------------

Net loss                                                  $(13,684,971)   $(15,595,304)   $  (29,365,903)

Preferred dividend on Series A                              (2,721,847)             --        (2,721,847)
                                                          ------------    ------------    --------------
Net loss to common shareholders                           $(16,406,818)   $(15,595,304)   $  (32,087,750)
                                                          ============    ============    ==============

Net loss per common share  - basic and diluted            $      (0.26)   $      (0.20)   $        (0.27)
                                                          ============    ============    ==============

Weighted average number of common shares
  outstanding - basic and diluted                           63,297,308      79,396,172       119,711,144
                                                          ============    ============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                    Common Stock         Preferred Stock - Series A
                                                              -------------------------   -------------------------
                                                                Shares        Amount        Shares        Amount
                                                              -----------   -----------   -----------   -----------

Balance at March 5, 2001
  (Date of Inception)                                                  --   $        --            --   $        --

Issuance of founders' shares  for  services at $0.00004 per
  share in March 2001                                          58,125,000        58,125            --            --

Issuance of common stock for services from a director at
  $0.00004 per share in May 2001                               83,125,000        83,125            --            --

Issuance of stock for cash at $0.002 per share during June
  through December 2001,  net of costs                         25,525,000        25,525            --            --

Net loss                                                               --            --            --            --
                                                              -----------   -----------   -----------   -----------

Balance at December 31, 2001                                  166,775,000       166,775            --            --
                                                              -----------   -----------   -----------   -----------

Net loss                                                               --            --            --            --
                                                              -----------   -----------   -----------   -----------

Balance at December 31, 2002                                  166,775,000       166,775            --            --
                                                              -----------   -----------   -----------   -----------

Net loss                                                               --            --            --            --
                                                              -----------   -----------   -----------   -----------

Balance at December 31, 2003                                  166,775,000   $   166,775            --   $        --
                                                              -----------   -----------   -----------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                  Deficit
                                                                 Discount on                    Accumulated
                                                    Additional   Common Stock                   During the          Total
                                                     Paid-in      From Stock       Deferred     Development     Stockholders'
                                                     Capital        Split        Compensation      Stage       Equity (Deficit)
                                                    ----------   ------------    ------------   -----------    ----------------

Balance at March 5, 2001
  (Date of Inception)                               $       --   $         --    $         --   $        --    $             --

Issuance of founders' shares for services at
  $0.00004 per share in March 2001                          --        (55,800)             --            --               2,325

Issuance of common stock for services from a
  director at $0.00004 per share in May 2001                --        (79,800)             --            --               3,325

Issuance of stock for cash at $0.002 per share
  during June through December 2001, net of costs           --         15,525              --            --              41,050

Net loss                                                    --             --              --       (18,518)            (18,518)
                                                    ----------   ------------    ------------   -----------    ----------------

Balance at December 31, 2001                                --       (120,075)             --       (18,518)             28,182
                                                    ----------   ------------    ------------   -----------    ----------------

Net loss                                                    --             --              --       (25,026)            (25,026)
                                                    ----------   ------------    ------------   -----------    ----------------

Balance at December 31, 2002                                --       (120,075)             --       (43,544)              3,156
                                                    ----------   ------------    ------------   -----------    ----------------

Net loss                                                    --             --              --       (42,084)            (42,084)
                                                    ----------   ------------    ------------   -----------    ----------------

Balance at December 31, 2003                        $       --   $   (120,075)   $         --   $   (85,628)   $        (38,928)
                                                    ----------   ------------    ------------   -----------    ----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                           Common Stock             Preferred Stock - Series A
                                                                    ----------------------------    ---------------------------
                                                                       Shares          Amount          Shares         Amount
                                                                    ------------    ------------    ------------   ------------


Balance at December 31, 2003                                         166,775,000    $    166,775              --   $         --

Shares purchased on March 15, 2004 and cancelled in July 2004       (116,775,000)       (116,775)             --             --
Reclassification of discount on common stock                                  --              --              --             --
Shares cancelled by officer in March 2004                             (7,380,000)         (7,380)             --             --
Legal fees related to acquisition                                             --              --              --             --
Capital contributed by officer of Company in March 2004                       --              --              --             --
Issuance of common stock for acquisition of LS Gas, LLC                  100,000             100                             --
  in March 2004                                                               --              --
Issuance of common stock for acquisition of Touchstone Texas
  in March 2004                                                        7,000,000           7,000              --             --
Issuance of common stock for advisory fee related to the
  acquisition of Touchstone Texas in March 2004                          280,000             280              --             --
Issuance of warrants to Trident in March 2004                                 --              --              --             --
Issuance of common stock upon conversion of debt in June and
  July 2004                                                            6,899,053           6,899              --             --
Issuance of warrants in private offering of convertible notes in June
  and July 2004                                                               --              --              --             --
Beneficial conversion feature of convertible note issued in June
  and July 2004                                                               --              --              --             --
Beneficial conversion feature of convertible note to Westwood
  AR in May 2004                                                              --              --              --             --
Issuance of common stock for cash at $1.00 per share in July 2004      3,000,000           3,000              --             --
Issuance of common stock for services at $1.24 in July 2004               20,000              20              --             --
Offering costs on private offering                                            --              --              --             --
Issuance of common stock for cash in November 2004                        99,000              99              --             --
Issuance of common stock for cash in December 2004                       265,476             266              --             --
Offering costs on private offering                                            --              --              --             --
Beneficial conversion feature of convertible note issued in
  November 2004                                                               --              --              --             --
Deferred compensation                                                         --              --              --             --
Net loss                                                                      --              --              --             --
                                                                    ------------    ------------    ------------   ------------

Balance at December 31, 2004                                          60,283,529    $     60,284              --   $         --
                                                                    ------------    ------------    ------------   ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deficit
                                                                      Discount on                    Accumulated
                                                       Additional     Common Stock                   During the         Total
                                                        Paid-in        From Stock      Deferred      Development    Stockholders'
                                                        Capital          Split       Compensation       Stage          Equity
                                                      ------------    ------------   ------------    -----------    -------------

Balance at December 31, 2003                          $         --    $   (120,075)  $         --    $   (85,628)   $     (38,928)

Shares purchased on March 15, 2004 and cancelled
  in July 2004                                             116,775              --             --             --               --
Reclassification of discount on common stock              (120,075)        120,075             --             --               --
Shares cancelled by officer in March 2004                       --              --             --             --           (7,380)
Legal fees related to acquisition                          (13,618)             --             --             --          (13,618)
Capital contributed by officer of Company in
  March 2004                                                15,000              --             --             --           15,000
Issuance of common stock for acquisition of LS Gas,          1,000              --             --             --            1,100
  LLC in March 2004
Issuance of common stock for acquisition of
  Touchstone Texas in March 2004                            70,000              --             --             --           77,000
Issuance of common stock for advisory fee related
  to the acquisition of Touchstone Texas in
  March 2004                                                 2,800              --             --             --            3,080
Issuance of warrants to Trident in March 2004                1,175              --             --             --            1,175
Issuance of common stock upon conversion of debt in
  June and July 2004                                     6,892,150              --             --             --        6,899,049
Issuance of warrants in private offering of
  convertible notes in June and July 2004                3,211,400              --             --             --        3,211,400
Beneficial conversion feature of convertible note
  issued in June and July 2004                           3,678,600              --             --             --        3,678,600
Beneficial conversion feature of convertible note
  to Westwood AR in May 2004                               540,000              --             --             --          540,000
Issuance of common stock for cash at $1.00 per
  share in July 2004                                     2,997,000              --             --             --        3,000,000
Issuance of common stock for services at $1.24 in
  July 2004                                                 24,780              --        (24,800)            --               --
Offering costs on private offering                        (150,000)             --             --             --         (150,000)
Issuance of common stock for cash in November 2004         103,851              --             --             --          103,950
Issuance of common stock for cash in December 2004         278,484              --             --             --          278,750
Offering costs on private offering                         (38,270)             --             --             --          (38,270)
Beneficial conversion feature of convertible note
  issued in November 2004                                  727,709              --             --             --          727,709
Deferred compensation                                           --              --          8,200             --            8,200
Net loss                                                        --              --             --    (15,595,304)     (15,595,304)
                                                      ------------    ------------   ------------    -----------    -------------

      Balance at December 31, 2004                    $ 18,338,761    $         --   $    (16,600)   (15,680,932)   $   2,701,513
                                                      ------------    ------------   ------------    -----------    -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                         Common Stock        Preferred Stock - Series A
                                                                    -----------------------   -----------------------
                                                                      Shares       Amount       Shares       Amount
                                                                    ----------   ----------   ----------   ----------

Balance at December 31, 2004                                        60,283,529   $   60,284           --   $       --

Issuance of common stock for cash at $1.05 per share in February
  and March 2005                                                       473,228          473           --           --
Issuance of common stock for cash at $.90 per unit in private
  offering during August through December 2005                       8,541,111        8,541           --           --
Issuance of common stock upon conversion of Westwood AR note         1,247,794        1,248           --           --
Offering costs on private offering                                          --           --           --           --
Issuance of warrants to Trident for extension of Trident Note
  and waivering of financial covenants and registration rights in           --           --           --           --
  March 2005
Issuance of preferred stock for cash in February, March and
  April 2005                                                                --           --      710,063          710
Offering costs on preferred stock offering                                  --           --           --           --
Issuance of common stock for consulting services at $0.83 per
  share in May 2005                                                    200,000          200           --           --
Issuance of warrants to Legend for consulting service in
  June 2005                                                                 --           --           --           --
Issuance of warrant to Trident for conversion of DDH II Note in
  May 2005                                                                  --           --           --           --
Issuance of warrants to Michael Marcus in connection with the
  Marcus transaction in October 2005                                        --           --           --           --
Preferred stock dividend                                                    --           --           --           --
Deferred compensation                                                       --           --           --           --
Net loss                                                                    --           --           --           --
                                                                    ----------   ----------   ----------   ----------

Balance at December 31, 2005                                        70,745,662   $   70,746      710,063   $      710
                                                                    ----------   ----------   ----------   ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                         Deficit
                                                                         Discount on                   Accumulated
                                                          Additional     Common Stock                  During the         Total
                                                           Paid-in        From Stock      Deferred     Development    Stockholders'
                                                           Capital          Split       Compensation      Stage          Equity
                                                         ------------    ------------   ------------   -----------    -------------
Balance at December 31, 2004                             $ 18,338,761    $         --   $    (16,600)  $(15,680,932)  $   2,701,513

Issuance of common stock for cash at $1.05 per share
  in February and March 2005                                  496,416              --             --            --          496,889
Issuance of common stock for cash at $.90 per unit in
  private offering during August through December 2005      7,678,460              --             --            --        7,687,001
Issuance of common stock upon conversion of Westwood
  AR note                                                   1,342,160              --             --            --        1,343,408
Offering costs on private offering                           (644,649)             --             --            --         (644,649)
Issuance of warrants to Trident for extension of
  Trident Note and waivering of financial covenants
  and registration rights in March 2005                        80,000              --             --            --           80,000
Issuance of preferred stock for cash in February,
  March and April 2005                                      7,809,985              --             --            --        7,810,695
Offering costs on preferred stock offering                   (959,121)             --             --            --         (959,122)
Issuance of common stock for consulting services at
  $0.83 per share in May 2005                                 165,800              --             --            --          166,000
Issuance of warrants  to Legend for consulting
  service in June 2005                                         30,000              --             --            --           30,000
Issuance of warrant to Trident for conversion of DDH
  II Note in May 2005                                          14,000              --             --            --           14,000
Issuance of warrants to Michael Marcus in connection
  with the Marcus transaction in October 2005                      --              --             --            --               --
Preferred stock dividend                                    2,256,021              --             --    (2,721,847)        (465,826)
Deferred compensation                                              --              --         16,600            --           16,600
Net loss                                                           --              --             --   (13,684,971)     (13,684,971)
                                                         ------------    ------------   ------------   -----------    -------------

 Balance at December 31, 2005                            $ 36,607,833    $         --   $         --   $(32,087,750)  $   4,591,539
                                                         ------------    ------------   ------------   -----------    -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Consolidated Statements of Cash Flows

                                                                             For the Years Ended
                                                                                December 31,               March 5, 2001
                                                                         ----------------------------     (Inception) to
                                                                             2005            2004        December 31, 2005
                                                                         ------------    ------------    -----------------
Cash flows from operating activities
      Net loss                                                           $(13,684,971)   $(15,595,304)   $     (29,365,903)
      Adjustments to reconcile net loss to net cash used in operations
           Minority interest and pre-acquisition losses                      (302,082)       (467,107)            (769,189)
           Depreciation                                                        16,851          11,670               28,521
       Depletion                                                              164,124              --              164,124
           Impairment of capitalized acquisition and exploration costs      1,752,272       1,624,096            3,376,368
           Warrants and stock issued for interest expense                      14,000          10,224               24,224
           Shares issued for services rendered                                166,000              --              171,650
           Equity loss in limited partnerships                              5,120,552       3,506,244            8,626,796
           Amortization of deferred compensation                               26,600           8,200               34,800
           Amortization of discount on notes payable                        1,418,233       7,315,999            8,734,232
           Exploration expense applied to prepayments to operator                  --          62,499               62,499
           Impairment of goodwill                                                  --         657,914              657,914
           Bad debt expense                                                   161,607          15,454              177,061
       Assignments of units in Knox Gas for conversion of note                 60,813              --               60,813
      Change in assets and liabilities
      (Increase) Decrease in assets
           Accounts receivable - joint interest                             1,749,514      (3,166,397)          (1,416,883)
           Accounts receivable - joint interest related party               2,861,480      (3,313,940)            (452,460)
           Restricted cash                                                    758,291        (601,155)             157,136
           Prepaid expenses                                                   (13,531)        (46,264)             (60,536)
           Other receivables                                                  (24,093)             --              (24,093)
      Increase in liabilities
           Accounts payable and accrued expenses                           (3,521,770)      8,035,815            4,545,292
                                                                         ------------    ------------    -----------------

Net cash used in operating activities                                    $ (3,276,110)   $ (1,942,052)   $      (5,267,634)
                                                                         ------------    ------------    -----------------

Cash flows from investing activities
      Cash acquired from acquisition of wholly-owned subsidiaries
        and limited partnership interest                                           --           4,715                4,715
      Repayment of note receivable - related party                            750,000          21,639              771,639
      Notes receivable                                                         13,898        (181,369)            (167,471)
      Notes receivable - related party                                       (750,000)        (54,975)            (804,975)
      Purchase of oil and gas interests and drilling costs                 (4,261,214)     (2,328,453)          (6,589,667)
      Investment in limited partnership interests                          (3,425,910)     (8,086,875)         (11,512,785)
      Distributions from limited partnerships                                 422,754          26,385              449,139
      Purchase of fixed assets                                                (32,253)        (26,941)             (59,194)
                                                                         ------------    ------------    -----------------
Net cash used in investing activities                                      (7,282,725)    (10,625,874)         (17,908,599)
                                                                         ------------    ------------    -----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                      Consolidated Statements of Cash Flows


                                                                           For the Years Ended
                                                                              December 31,               March 5, 2001
                                                                       ----------------------------     (Inception) to
                                                                           2005            2004        December 31, 2005
                                                                       ------------    ------------    -----------------

Cash flows from financing activities
    Advances from stockholder                                                    --              --               10,000
    Repayments to stockholder                                                    --              --              (10,000)
    Proceeds from notes payable                                                  --         807,100              807,100
    Proceeds from notes payable - related party                                  --         279,000              279,000
    Repayment of notes payable                                             (105,644)     (5,345,000)          (5,450,644)
    Repayment of notes payable - related party                             (157,048)        (91,500)            (248,548)
    Proceeds from issuance of convertible debt                                   --      10,990,000           11,090,000
    Loan costs                                                                   --        (104,000)            (104,000)
    Capital contributed by officer                                               --          15,000               15,000
    Minority contributions, net of issuance costs                                --       3,325,500            3,325,500
    Proceeds from issuance of common stock, net of issuance costs         7,920,252       3,194,430           11,155,732
    Proceeds from issuance of preferred stock, net of issuance costs      6,940,081              --            6,940,081
                                                                       ------------    ------------    -----------------

Net cash provided by financing activities                                14,597,641      13,070,530           27,809,221
                                                                       ------------    ------------    -----------------

Net increase in cash and cash equivalents                                 4,038,806         502,604            4,632,988

Cash and cash equivalents at beginning of year                              594,182          91,578                   --
                                                                       ------------    ------------    -----------------

Cash and cash equivalents, end of year                                 $  4,632,988         594,182    $       4,632,988
                                                                       ============    ============    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Touchstone Resources USA, Inc. was incorporated under the laws of Delaware on March 5, 2001.

On March 15, 2004, the Company experienced a change in management when all of its directors and officers resigned from their positions and a new officer and director was appointed. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in oil and gas acquisition, exploration, development and producing activities focusing on projects located in Texas, Mississippi, Louisiana, and New Zealand.

During the third and fourth quarter of 2005, the Company experienced another organizational change when all of its directors and officers resigned and a new board of directors and management team were appointed. The Company's new management team is currently focusing on oil and gas lease acquisition and exploration activities on projects located in Oklahoma and Arkansas.

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

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of Touchstone Resources USA, Inc. and its nine subsidiaries consisting of:

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

      o Touchstone Texas Properties, Inc. ("Touchstone Texas Properties"), formerly known as Touchstone Vicksburg, Inc. ("Touchstone Vicksburg"), a wholly-owned Delaware corporation incorporated in March 2004

      o Touchstone Oklahoma, LLC ("Touchstone Oklahoma"), formerly known as Touchstone Pierce Exploration, LLC ("Touchstone Pierce"), a wholly-owned Delaware limited liability company formed in June 2004

      o PF Louisiana, LLC ("PF Louisiana"), a wholly-owned Delaware limited liability company formed in August 2004.

      o Touchstone Mississippi, LLC ("Touchstone Mississippi"), a wholly-owned Delaware limited liability company formed in October 2005.

      o CE Operating, LLC ("CE Operating"), a wholly-owned Oklahoma limited liability company formed in May 2005

      o PHT West Pleito Gas, LLC ("PHT West"), a 86% owned Delaware limited liability company formed in 2004

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Affiliate companies in which the Company directly or indirectly owns more than 50% of the outstanding voting interest are accounted for under the consolidation method of accounting. Under this method, an affiliate company's results of operations are reflected within the Company's consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Oil and Gas Accounting

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

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

Impairment of Properties

The Company reviews its proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, the Company recognizes impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves, utilizing a risk-free rate of return. The Company cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Unproved properties are reviewed at least annually for impairment. Impairment of unproved properties is based on such factors as the date of expiration of the Company's oil and gas leases and the existence of events which may serve to condemn a prospect such as failure of a well.

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When the Company has an interest in a property with other producers, it uses the sales method of accounting for its oil and gas revenues. Under this method of accounting, revenue is recorded based upon the Company's physical delivery of oil and gas to its customers, which can be different from its net working interest in field production.

The Company's operator division accounts for drilling and management contract revenue in accordance with the term of the underlying drilling or management contract. These contracts generally provide that revenue is earned and recognized on a daily basis for drilling operations and a monthly basis for production operations.

Capitalized Interest

The Company's policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. As of December 31, 2005 and 2004, the Company has recorded immaterial amount of capitalized interest.

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment; which is the acquisition, exploration and development of natural gas and oil properties. The Company's operations are conducted in two geographic areas as follows:

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Operating revenues for the years ended December 31, 2005 and 2004 by geographical area were as follows:

                                                  December 31,
                                      --------------------------------
                                           2005               2004
                                      -------------    ---------------
  United States                          $  488,532         $  200,809
  New Zealand                                                       --
                                      -------------    ---------------
                                         $  488,532         $  200,809
                                      =============    ===============

Long-lived assets as of December 31, 2005 and 2004 by geographical area were as follows:

                                                  December 31,
                                      --------------------------------
                                           2005              2004
                                      -------------    ---------------
  United States                         $ 7,588,456       $ 10,010,718
  New Zealand                               164,939            262,249
                                      -------------    ---------------
                                        $ 7,753,395      $  10,272,967
                                      =============    ===============

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets on the balance sheet, and no longer be amortized, but tested for impairment on at least an annual basis. The Company impaired $657,914 of goodwill in 2004.

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

Financial Instruments

The carrying value of the convertible notes is recorded at face value less unamortized discounts for beneficial conversion features. Face value is disclosed in Note 13.

The registration rights agreement associated with the Series A Preferred Stock and related warrants has been determined to be subject to derivative accounting and is recorded at fair value.

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

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, "Accounting for Asset Retirement Obligations" using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment. As of December 31, 2005, the Company's liability for retirement obligations was $33,341.

Retirement Obligations consist of the following as of December 31:

                                           2005       2004
                                         --------   --------
Balance as of January 1                  $     --   $     --
Cumulative effect of change in
  accounting principle                         --         --
Additional liabilities incurred (1)        33,341         --
Liabilities settled                            --         --
Accretion expense                              --         --
Revision of estimates                          --         --
                                         --------   --------
Balance as of December 31                $ 33,341      $-
                                         ========   ========


(1) In the fourth quarter of 2005, as discussed more fully in Notes 4 and 8, the Company acquired direct working interests in certain in-development and producing wells in exchange for the Company's investment ownership in certain limited partnerships and limited liability companies, which prior to that period held those well interests. Upon receiving their direct working interests in those wells, the Company also recorded their proportionate share of the expected future dismantlement and retirement obligations associated with those wells.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Stock-Based Compensation Arrangements

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company continues to utilize Accounting Principles Board ("APB") No. 25 in accounting for its stock-based compensation to employees and directors. Had compensation expense for 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss to common shareholders and net loss per share would have been as follows:

                                            2005              2004
                                       --------------    --------------
Net loss, to common stockholders
  as reported                          $  (16,406,818)   $  (15,595,304)
Add: Stock-based employee
  compensation expense included
  in reported net income determined
  under APB No. 25, net of related
  tax effects                                      --                --
Deduct: Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards, net of related tax           (2,453,974)               --
  effects
                                       --------------    --------------

Pro forma net income to common
  stockholders                         $  (18,860,792)   $  (15,595,304)
                                       --------------    --------------

Net loss per common share:
     Basic and diluted - as reported   $        (0.26)   $        (0.20)
     Basic and diluted - pro forma     $        (0.30)   $        (0.20)


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005; risk free interest rate of 4.04 - 4.48%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 47% - 49%; and a weighted-average expected life of the options of 7-10 years.

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible preferred stock and debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The number of shares of common stock and the loss per share for the years ended December 31, 2005 and 2004 have been updated to reflect the 25 for 1 stock split effected in March 2004 (see Note 15).

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                          2005         2004
                                       ----------   ----------

Warrants                               16,423,117    5,943,015
Options                                 5,176,540           --
Convertible debt                        3,277,778    4,009,091
Series A convertible preferred stock    7,100,630           --
                                       ----------   ----------

                                       31,978,065    9,952,106
                                       ==========   ==========


Recent Accounting Pronouncements

In December 2004, accounting standards were revised and now require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The new accounting standard is effective for fiscal years beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. The Company adopted the new accounting standard effective January 1, 2006.

The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had the Company adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share in the table included in Stock-Based Compensation Arrangements in Note 2 to the Consolidated Financial Statements. Also, benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in our marketable securities had unrealized losses totaling $0.9 million which are recorded in Other Accumulated Comprehensive Income. The Company does not believe that the securities with unrealized losses

On April 4, 2005 the FASB adopted FASB Staff Position (FSP) FSB 19-1 "Accounting for Suspended Well Costs" that amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to permit the continued capitalization of exploratory well costs beyond one year if the well found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. In accordance with the guidance in the FSP, the Company applied the requirements prospectively in its third quarter of fiscal 2005. The adoption of FSP 19-1 by the Company during the third quarter of 2005 did not have an immediate affect on the consolidated financial statements. However, it could impact the timing of the recognition of expenses for exploratory well costs in future periods. At December 31, 2005, the Company did not have any exploratory wells in process on undeveloped acreage.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 prior to the end of 2006. The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" that amends Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions" and Amends FAS 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies", paragraphs 44 and 47(e). ARB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and SFAS 153 amended ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company's results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a significant effect on the Company's results of operations or financial condition.

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

The Company believes that the proceeds that it plans to raise from private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through December 2006. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 - CORPORATE STRUCTURE REORGANIZATION

Since commencing operation in the oil and gas exploration and development business in March 2004, the Company has acquired a number of interests in oil and gas projects. Most of these interests were acquired by limited liability companies or limited partnerships in which the Company owned an equity interest. Under this structure, the limited liability company or limited partnership, rather than the Company, owned the direct working interest in the prospect.

This structure had the following effects:

      - As an equity interest owner in most of the limited liability companies and limited partnerships, the Company did not have sole management control over the working interest owned by the limited liability company or limited partnership.

      - When a limited partnership or limited liability company in which the Company owned an equity interest received a request for expenditure, although the Company was only required to pay its proportionate share of such expense, if any of the other partners or members failed to make payment of its proportionate share, the limited partnership or limited liability company would be at risk of losing its entire working interest as a result of the delinquency of a single member or partner. As a result, the Company was exposed to unnecessary risks associated with the financial stability of its partners.

      - The transactions related to the limited liability companies and limited partnerships were accounted for under the equity method of accounting. This resulted in all of the expenses and revenues applicable to each entity being combined into a single line item on the Company statement of operations captioned "Loss (Profit) from Limited Partnerships and Limited Liability Companies)" and all assets being accounted for on the Company balance sheet as "Investments in Limited Partnerships and Liability Companies." In order to accurately record the forgoing, the Company was dependent on the underlying partnerships and limited liability companies generating timely and accurate financial reports to it.

During the fourth quarter of 2005, the Company withdrew from a variety of limited partnerships and limited liability companies in which it held an equity interest, executing a settlement agreement with each. This had the effect of converting the Company's beneficial interests in the properties to working interests. As a result, the relative rights and responsibilities of the Company, its operators and related participants are now governed by joint operating agreements or participation agreements and the Company decides whether to acquire acreage or participate in operations with respect to the drilling, completing, or equipping of wells. In most cases, the Company is also billed directly by the operator for its proportionate share of costs incurred. These exchanges also resulted in a reduction in "Investment in limited partnerships and liability companies" and increased "Undeveloped oil and gas interests, using successful efforts" on the consolidated balance sheets.

See Note 8 for more details.

During the fourth quarter of 2005, the Company withdrew from Knox Gas, LLC ("Knox Gas"), a limited liability company in which the Company held 68.18% membership interest (see Note 5) and from Knox Miss Partners, LP ("Knox Miss LP"), a limited partnership in which Knox Gas owns 99% of the limited partnership interest, pursuant to a settlement agreement entered into among the Company, Knox Gas, and Knox Miss LP. In return, Knox Miss, LP assigned to Touchstone Mississippi 68.18% of the working interest held by Knox Miss LP in the Mississippi project valued at $1,151,090. In addition, Touchstone Mississippi received total assets of $352,405 and assumed a liability of $10,000, allocated by Knox Gas and Knox Miss LP.

The Company determined that the corporate structure reorganization was an exchange of nonmonetary assets, to which APB Opinion No. 29, Accounting for Nonmonetary Transactions applies. The exchange was not essentially the culmination of an earning process, and the accounting for the exchange of a nonmonetary asset between the Company and its investee was based on the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset relinquished. Therefore, the reorganization was recorded based on the book value of assets exchanged.

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

Acquisition of Touchstone Texas

On March 23, 2004, the Company acquired 100% of the issued and outstanding shares of common stock of Touchstone Texas from Touchstone Resources, Ltd. ("Touchstone Canada"), in consideration for which the Company issued 7,000,000 shares of its common stock to Touchstone Canada. The 7,000,000 shares were valued at $70,000. The purchase price was allocated to the assets and liabilities in accordance with SFAS No. 141 "Business Combinations." In connection with this acquisition, the Company issued 280,000 shares of its common stock to an investment advisor valued at $2,800. On March 23, 2004, Touchstone Texas had a deficit of $751,724, which consisted of the following components:

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

In connection with the acquisition, the original payables of Touchstone Texas were to be assumed by Touchstone Canada. Touchstone Texas was unable to obtain releases from certain of its creditors relating to a portion of the payables assumed by Touchstone Canada. According to Emerging Issues Task Force 02-10, "Determining Whether a Debtor is Legally Released as Primarily Obligor When the Debtor Becomes Secondarily Liable under the Original Obligation", unless and until a novation agreement (an agreement that is binding on a creditor and modifies the original debt so that the creditor accepts assets or new obligations in satisfaction of the original liability and discharges the original debt agreement with the debtor) exists between the original debtor and the creditor or all requirements for legal defeasance have been met, the creditor has the legal right to pursue the original debtor under the original obligation before it pursues a new debtor. Since Touchstone Texas had not received the releases from certain of its creditors for net liabilities amounting to approximately $752,000 it was still liable for those net liabilities and required to reflect them on its balance sheet. The Company, therefore, recorded an additional amount of net liabilities of $752,000 and increased the goodwill by the same amount. This full amount of goodwill was impaired at December 31, 2004 using a present value technique to measure fair value. In 2005, the Company obtained additional releases from the creditors totaling $95,262. The 2005 releases were recorded as a reduction in accounts payable and an increase in other income.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Acquisition of Knox Gas

On March 24, 2004 the Company purchased from FEQ Gas, LLC, ("FEQ Gas"), a 75% membership interest in Knox Gas, which owns a 99% limited partnership interest in Knox Miss LP, and a 1% membership interest on Knox Miss, LLC ("Knox Miss LLC"), a Delaware limited liability company and the general partner in Knox Miss LP. The Company agreed to assume FEQ Gas' obligation to make capital contributions to Knox Gas in the amount of $5 million, which was subsequently reduced pursuant to the August 2004 amendment to the operating agreement described below. As of December 31, 2004 the Company had contributed $2,877,500 to Knox Gas.

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

The following pro forma presentation assumes the Company's acquisitions of Touchstone Texas and Knox Gas, and Knox Gas' acquisition of Knox Miss LP took place on January 1, 2004 and shows the pro forma effect on loss from operations. The historical column presents the audited financial information of the Company for the period indicated.

                                                  Year Ended
                                              December 31, 2004
                                        ----------------------------
                                         Historical      Pro Forma
                                        ------------    ------------

Revenue                                 $    200,809    $    200,809
Operating expenses                         4,664,328       4,664,328
Loss from operations                      (4,463,519)     (4,463,519)
Other (income) loss                       11,598,892      11,598,892
Net loss before minority
  interest and pre-acquisition losses    (16,062,411)    (16,062,411)
Minority interest and pre-acquisition
  losses                                     467,107         255,792
Net loss to common
  stockholders                           (15,595,304)    (15,806,619)
Net loss per common share -
  basic and diluted                            (0.20)          (0.20)
Weighted average number of
  common shares outstanding -
  basic and diluted                       79,396,172      79,396,172


During the fourth quarter of 2005, the Company withdrew as the 68.18% member from Knox Gas. See Note 4.

NOTE 6 - INCOME TAXES

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

                                                                   2005            2004
                                                               ------------    ------------
Deferred tax asset
    Tax benefit arising from net operating loss carryforward   $ 12,981,000    $  8,731,000
    Accruals and reserves                                           671,000              --
    Amortization, depreciation and depletion                         31,400              --
    Deferred compensation                                            74,400           3,200
    Goodwill impairment                                             260,200         260,200
                                                               ------------    ------------
                                                                 14,018,000       8,994,400
Deferred tax liability
    Intangible drilling costs                                       343,800              --
    Excess of tax losses for equity investments                          --         280,200
                                                               ------------    ------------
                                                                    343,800         280,200
                                                               ------------    ------------
Net deferred assets                                              13,674,200       8,714,200

Less valuation allowance                                        (13,674,200)     (8,714,200)
                                                               ------------    ------------

Net deferred tax asset                                         $         --    $         --
                                                               ============    ============

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

The income tax expense (benefit) consists of the following:

                                                                      December 31,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Deferred
    Federal                                                    $   613,400    $   (13,800)
    State                                                           96,600         (3,000)
Federal and state benefit of net operating loss carryforward     4,250,000      8,710,900
                                                               -----------    -----------
                                                                 4,960,000      8,694,100
Less valuation allowance                                        (4,960,000)    (8,694,100)
                                                               -----------    -----------

Income tax expense                                             $        --    $        --
                                                               ===========    ===========


As of December 31, 2005, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $32,800,000 that may be offset against future taxable income. These NOL carryforwards expire beginning 2018 through 2020. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $13,674,200 and $8,714,200 as of December 31, 2005 and 2004, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35%.

                                                                      December 31,
                                                              ---------------------------
                                                                  2005            2004
                                                              -----------     -----------

Federal income tax benefit at statutory rate                  $ 4,895,000     $ 5,458,300
State income tax benefit (net of effect of federal benefit)       636,400         709,600
Non-deductible expenses                                          (496,000)     (2,810,600)
Touchstone Texas NOL carryforward                                      --       5,407,200
Other                                                             (75,400)     (70, 400)
Change in valuation allowance                                  (4,960,000)     (8,694,100)
                                                              -----------     -----------

Income tax benefit                                            $        --     $        --
                                                              ===========     ===========

Effective income tax rate                                               0%              0%
                                                              ===========     ===========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 7 - DUE FROM RELATED PARTY

As of December 31, 2005, Touchstone Mississippi, Touchstone New Zealand, and Touchstone Louisiana had receivables of $95,167, $30,011, and $171,452 due from Knox Miss LP, Awakino South, and LSP, respectively, as a result of the corporate structure reorganization (see Note 4).

As of December 31, 2004, the Company had advanced $50,975 to PHT Vicksburg and $35,000 to Touchstone Canada, respectively. Mark Bush, the president of Touchstone Canada served as the president of Touchstone Texas until his resignation on June 2, 2004. In addition, the Company was owed $101,607 (approximately $752,000 less an impairment of $650,393) from Touchstone Canada for payment of accounts payable, which Touchstone Canada had agreed to assume prior to the Company's acquisition of Touchstone Texas. During 2005,the Company recorded an additional impairment of $136,607.

NOTE 8 - OIL AND GAS PROSPECT AND OPERATIONS

Fayetteville Prospect

In October 2005, the Company entered into an Exploration and Development Agreement with two industry partners to acquire acreage for development in Northern Arkansas. Under the agreement, the Company owns forty-five percent (45%) of the leasehold acquired and bears forty-five percent (45%) of the costs attributable thereto. Pursuant to this Agreement, as of December 31, 2005, the Company has acquired leases in the total amount of $1,846,893. The Company also prepaid the operator $1,172,511 for future leasehold acquisition and drilling costs as of December 31, 2005. During the first quarter of 2006, the Company made total payments of $6,853,202 to the operator for its share of the lease acquisition, exploration and drilling costs incurred on the project. The initial test well for the prospect was commenced in March 2006, and the Company bears forty-five percent (45%) of the costs of drilling, completing, testing and equipping the well.

Touchstone Oklahoma, LLC

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

During 2005, the Company changed the name of "Touchstone Pierce Exploration, LLC" into "Touchstone Oklahoma, LLC".

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

CE Operating, LLC

In September 2005, the Company acquired one hundred percent (100%) of the membership interest of CE Operating, LLC, a qualified Oklahoma oil and gas operator, from Austex Production Company, LLC for $8,000. CE Operating purchased two certificates of deposit in the amount of twenty-five thousand dollars ($25,000) to back letters of credit required by governmental authorities of the State of Oklahoma, which haven't been drawn as of December 31, 2005. The Company serves as the sole and managing member.

Touchstone Mississippi

During 2002, Knox Miss LP entered into exploration agreements ("Exploration Agreements") with SKH Exploration, Inc. and SKH Energy Partners II, LP (collectively, "SKH") to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. Pursuant to the Exploration Agreements, Knox Miss LP purchased a 50% share in various leasehold interests from SKH for an aggregate purchase price of $2,646,184. Subsequently, the remaining 50% interest was purchased from SKH by Clayton Williams Energy, Inc. During 2005, Knox Miss LP impaired its entire leasehold interest in the Longview and Osborn prospects as a result of a dry hole in the total amount of $510,794.

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

As a result of the settlement of Knox Miss LP's lawsuit with Clayton Williams on May 26, 2004, Knox Miss LP assigned its various leasehold interests to Clayton Williams (see Note 16).

In October 2005, the Company formed a new wholly owned subsidiary - Touchstone Mississippi. During the fourth quarter of 2005, as a result of the corporate structure reorganization (see Note 4), Touchstone Mississippi was assigned 67.4% of the leasehold interest held by Knox Miss LP valued at $1,151,090.

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

On August 11, 2005, PF Louisiana elected not to make the delay rental payment on State Lease #18219 located in Ibera Parish, Louisiana. This resulted in PF Louisiana impairing its total investment in the lease in the amount of $457,515.

Touchstone Louisiana

During the fourth quarter of 2005, as a result of the corporate structure reorganization (see Note 4 and Note 8), Touchstone Louisiana was assigned 24.98% of the working interest held by Louisiana Shelf Partners, LP ("LSP") in Louisiana State Lease 17742 valued at $2,281,858. Touchstone Louisiana recorded an adjustment of $658,348, which reduced the value of proved property costs to $1,623,510 as of December 31, 2005.

Touchstone New Zealand

During 2005, the Company changed the name of "Touchstone Awakino, Inc." to "Touchstone New Zealand, Inc."

During the fourth quarter of 2005, as a result of the corporate structure reorganization (see Note 4 and Note 8), Touchstone New Zealand was assigned 7.93% of the working interest held by Awakino South Exploration, LLC ("Awakino South") in New Zealand Petroleum Permit 38479 valued at $164,939 and 24.75% of the working interest held by PHT Stent Partners, LP ("PHT Stent") in New Zealand Petroleum Permit 38722 with zero value.

Touchstone Texas Properties

During 2005, the Company changed the name of "Touchstone Vicksburg, Inc." to "Touchstone Texas Properties, Inc".

During the fourth quarter of 2005, as a result of the corporate structure reorganization (see Note 4 and Note 8), Touchstone Texas Properties was assigned working interest in various oil and gas properties as follows:

      o 41.67% of the working interest held by PHT Vicksburg Partners, LP ("PHT Vicksburg") in the Vicksburg project valued at $622,379.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

      o 28.8% of the working interest held by PHT Vela Partners, LPC ("PHT Vela") in the Vela project valued at $ 165,130.

      o 20% of the working interest held by PHT Martinez Partners, LP ("PHT Martinez") in the Martinez project valued at $551,886.

      o 15.36% of the working interest held by PHT Good Friday Partners, LP ("PHT Good Friday") in the PHT Good Friday project with zero value.

      o 17.82% of the working interest held by PHT Wharton Partners, LP ("PHT Wharton") in the Wharton project valued at $71,315.

      o 4.85% and 6.94% of the working interest in various leases in the La Paloma project valued at $154,041.

Touchstone Texas

Since its acquisition by the Company on March 23, 2004, the principal business activity of Touchstone Texas has been serving as the operator to manage the development and operations for several oil and gas projects. During the year ended December 31, 2005, Touchstone Texas operated on various projects including the Vicksburg, Wharton, Maverick, and Hackberry projects, all of which were located in Texas. The Company's former equity Investees, PHT Vicksburg, PHT Wharton and Maverick Basin were the working interest holder and non-operators ("Joint Interest Owners") in the Vicksburg, Wharton, and Maverick projects, respectively. During the fourth quarter of 2005, as a result of the corporate structure reorganization, the Company's wholly-owned subsidiary, Touchstone Texas Properties was assigned direct working interest in various projects including the Vicksburg and Wharton projects.

As an operator of the oil and gas projects, Touchstone Texas pays and discharges all costs and expenses incurred in the development and operations of the joint interest area and charges all of the Joint Interest Owners their proportionate shares in accordance with the joint operating agreement ("JOA"). Touchstone Texas bills the Joint Interest Owners monthly through the joint interest billing statement for their share of costs, credits, and operating fees relating to the joint operations. As of December 31, 2005 and 2004, Touchstone Texas maintained restricted cash related to the joint operations received from the Joint Interest Owners in the amount of $382,525 and $1,058,620, accounts receivable from the Joint Interest Owners of $1,562,612 and $6,299,889, and accounts payable for costs and expenses incurred on the joint operations of $2,400,744 and $8,224,332, respectively. As of December 31, 2005 and 2004, the Company did not deem it necessary to set up an allowance for the accounts receivable due from the Joint Interest Owners.

Touchstone Texas is the general partner and owns a 1.81% interest in 2001 Hackberry Drilling Fund, LP ("2001 HDF").

During December 2005, Touchstone Texas resigned as the operator in the Vicksburg project.

Summary

Oil and gas properties consisted of the following at December 31:

                                                 2005           2004
                                             -----------    -----------
Unproved properties acquisition costs        $ 3,938,666    $ 4,763,311
Unproved properties working in progress          186,912             --
Proved property acquisition costs              1,055,542             --
Proved property well and development costs     2,615,898             --
Accumulated depletion                           (164,124)            --
                                             -----------    -----------

Net capitalized oil and gas properties       $ 7,632,894    $ 4,763,311
                                             ===========    ===========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

The Company recorded $164,124 in depletion expense for the year ended December 31, 2005, which is equivalent to $7 per mcf. on a units of production bases.

NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

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

In general, profits were allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general were allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

During the fourth quarter of 2005, Touchstone Texas Properties withdrew as the 27.5% limited partner from PHT Vicksburg. Pursuant to the settlement agreement entered into between the Company and PHT Vicksburg, Touchstone Texas Properties was assigned 41.67% of the working interest held by PHT Vicksburg (see Note7). In addition, Touchstone Texas Properties assumed liabilities of PHT Vicksburg in the total amount of $71,264. Touchstone Texas Properties was also billed directly by the operator for its proportionate share of the costs incurred by PHT Vicksburg prior to the corporate structure reorganization which were not yet recorded by PHT Vicksburg at the time of the settlement and therefore not reflected on the settlement agreement.

Awakino South Exploration, LLC

On March 23, 2004, Touchstone Awakino purchased a 4.6% Class B membership interest in Awakino South Exploration, LLC, a Delaware limited liability company, from Montex for $150,000. After the purchase, Touchstone Awakino invested an additional $196,154 in Awakino South, and received an additional 4.54% membership interest. During 2003, Awakino South acquired a 75% working interest in the Petroleum Exploration Permit No. PEP38479 oil and gas prospect located in New Zealand for $3,000,000.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

In August 2004, the operating agreement of Awakino South was amended to reflect the addition of two other members, which reduced the Company's membership interest to 7.93%.

During the fourth quarter of 2005, Touchstone New Zealand withdrew as the 7.93% member from Awakino South. Pursuant to the settlement agreement entered into between the Company and Awakino South, Touchstone New Zealand was assigned 7.93% of the working interest held by Awakino South in New Zealand Petroleum Permit 38479 (see Note 7). In addition, Touchstone New Zealand received assets of $30,011 from Awakino South. Touchstone New Zealand was also billed directly by the operator for its proportionate share of the costs incurred by Awakino South prior to the corporate structure reorganization which were not yet recorded by Awakino South at the time of the settlement and therefore not reflected on the settlement agreement.

PHT Stent Partners, L.P.

On March 26, 2004, the Company became a limited partner in PHT Stent Partners, L.P. , a Delaware limited partnership for which PHT Gas, LLC is the general partner.

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

During the fourth quarter of 2005, the Company withdrew as the 24.75% limited partner from PHT Stent. Pursuant to the settlement agreement entered into between Touchstone and PHT Stent, Touchstone New Zealand was assigned 24.75% of the working interest held by PHT Stent in New Zealand Petroleum Permit 38722 (see Note 7). In addition, Touchstone New Zealand assumed liability of Awakino South in the amount of $7,765. Touchstone New Zealand was also billed directly by the operator for its proportionate share of the costs incurred by PHT Stent prior to the corporate structure reorganization, which were not yet recorded by PHT Stent at the time of the settlement and therefore not reflected on the settlement agreement.

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

Louisiana Shelf Partners, L.P.

In April 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in Louisiana Shelf Partners, LP from Endeavour, in consideration for which the Company paid Endeavour $250,000 and issued a 3% promissory note payable to Endeavour in the amount of $2,000,000. The note was contingent on LSP completing its first well which was completed at December 31, 2004. Payments are to be made against the note once the well starts generating positive cash flow. There are also conditional accelerated payments that are contingent upon certain production levels. This is disclosed in more detail in
Note 11. Subsequent to the purchase, Touchstone Louisiana invested an additional $1,000,000 in LSP. LSP was the holder of State Lease 17666, which was set to expire in December 2005, as a result of the Company electing not to pay annual rentals that were due December 2004. Accordingly, LSP recorded an impairment charge of $3,230,420 related to State Lease 17666 during the year ended December 31, 2004. LSP currently holds State Lease 17742 in the State Water adjoining Cameron Parish, Louisiana.

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

In general, profits and losses were allocated, after giving effect to the regulatory allocations per the amended limited partnership agreement, 13% to the capital accounts of the Class C limited partners and the general partner, in the order of priority. The remainder that is available for allocation to limited partners were allocated to the capital accounts for the Class A limited partners, Class B limited partners and general partner per the amended limited partnership agreement.

During the fourth quarter of 2005, Touchstone Louisiana withdrew as the 24.98% limited partner from LSP. Pursuant to the settlement agreement entered into between Touchstone Louisiana and LSP, Touchstone Louisiana was assigned 24.98% of the working interest held by LSP in Louisiana State Lease 17742 (see Note 7). In addition, Touchstone Louisiana was assigned $171,542 of assets from LSP and assumed liabilities of LSP in the total amount of $122,005.

PHT Wharton Partners, L.P.

In April 2004, the Company became a limited partner in PHT Wharton Partners, L.P., a limited partnership formed in January 2004 for which PHT Gas, LLC is the general partner. As of December 31, 2004, the Company has contributed $1,170,000 to the partnership for a 17.82% limited partnership interest. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Wharton may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Wharton. During 2004, PHT Wharton acquired various leases in various prospects located in Wharton County, Texas.

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

During the fourth quarter of 2005, Touchstone Texas Properties withdrew as the 17.82% limited partner from PHT Wharton. Pursuant to the settlement agreement entered into between Touchstone and PHT Wharton, Touchstone Texas Properties was assigned 17.82% of the working interest held by PHT Wharton in the Wharton project (see Note 7). In addition, Touchstone Texas Properties assumed liabilities of PHT Wharton in the total amount of $300,941. Touchstone Texas Properties was also billed directly by the operator for its proportionate share of the costs incurred by PHT Wharton prior to the corporate structure reorganization, which were not yet recorded by PHT Wharton at the time of the settlement and therefore not reflected on the settlement agreement.

PHT Vela Partners, L.P.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

In April 2004, the Company became a limited partner in PHT Vela Partners, L.P. , a limited partnership formed in January 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Vela may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Vela. During 2004, PHT Vela has acquired a 55% working interest in the Vela leases located in Zapata County, Texas.

In August 2004, PHT Vela amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners. As of December 31, 2004, the Company had contributed $1,200,000 to the partnership for a 28.8% limited partnership interest.

In general, profits were allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 65.456% to the Class A limited partners, 18.18% to the Class B limited partners and 16.364% to the general partner. Losses in general were allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

During the fourth quarter of 2005, Touchstone Texas Properties withdrew as the 28.8% limited partner from PHT Vela. Pursuant to the settlement agreement entered into between Touchstone and PHT Vela, Touchstone Texas Properties was assigned 28.8% of the working interest held by PHT Vela in the Vela project (see
Note 7). In addition, Touchstone Texas Properties received cash of $53,710 from PHT Vela. Touchstone Texas Properties was also billed directly by the operator for its proportionate share of the costs incurred by PHT Vela prior to the corporate structure reorganization, which were not yet recorded by PHT Vela at the time of the settlement and therefore not reflected on the settlement agreement.

PHT Good Friday Partners, L.P.

In June 2004, the Company became a limited partner in PHT Good Friday Partners, L.P., a limited partnership formed in June 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Good Friday may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Good Friday.

In August 2004, PHT Good Friday amended its limited partnership agreement to allow the addition of another limited partner, who became the sole Class B limited partner. The Company, together with other limited partners, became the Class A limited partners. As of December 31, 2004, the Company had contributed $900,000 to the partnership for a 15.36% limited partnership interest.

In general, profits were allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 50% to the Class A limited partners, 33.33% to the Class B limited partners and 16.67% to the general partner. Losses in general were allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

During the fourth quarter of 2005, Touchstone Texas Properties withdrew as the 15.36% limited partner from PHT Good Friday. Pursuant to the settlement agreement entered into between Touchstone and PHT Good Friday, Touchstone Texas Properties was assigned 15.36% of the working interest held by PHT Good Friday in the Good Friday Project (see Note 7). In addition, Touchstone Texas Properties received cash of $17,710 from PHT Good Friday. Touchstone Texas Properties was also billed directly by the operator for its proportionate share of the costs incurred by PHT Good Friday prior to the corporate structure reorganization, which were not yet recorded by PHT Good Friday at the time of the settlement and therefore not reflected on the settlement agreement.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

PHT Martinez Partners, L.P.

In June 2004, the Company became a limited partner in PHT Martinez Partners, L.P. , a limited partnership formed in June 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT Martinez may be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of PHT Martinez.

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

In general, profits were allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 50% to the Class A limited partners, 33.33% to the Class B limited partners and 16.67% to the general partner. Losses in general were allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent of their balances and then entirely to the general partner.

During the fourth quarter of 2005, Touchstone Texas Properties withdrew as the 20% limited partner from PHT Martinez. Pursuant to the settlement agreement entered into between Touchstone and PHT Martinez, Touchstone Texas Properties was assigned 20% of the working interest held by PHT Martinez in the Martinez project (see Note 7). In addition, Touchstone Texas Properties received assets in the total amount of $281,596 from PHT Martinez. Touchstone Texas Properties was also billed directly by the operator for its proportionate share of the costs incurred by PHT Martinez prior to the corporate structure reorganization, which were not yet recorded by PHT Martinez at the time of the settlement and therefore not reflected on the settlement agreement.

Maverick Basin Exploration, LLC ("Maverick Basin")

On June 23, 2004, the Company formed Maverick Basin Exploration, LLC ("Maverick Basin") as the initial Class A member with a 74.25% membership interest and initial Class B member with a 24.75% membership interest. PHT Gas, LLC was the initial Class C member with a 1% membership interest. Pursuant to the operating agreement of Maverick Basin, the Company may be called upon from time to time for capital contributions to meet the reasonable capital requirements of Maverick basin.

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

In January 2006, the Company received $62,928 from Maverick Basin as a refund for overcontributed capital.

PHT La Paloma Partners, L.P.

On August 12, 2004, the Company became a limited partnership in PHT La Paloma Partners, L.P., a Delaware limited partnership formed in August 2004 for which PHT Gas, LLC is the general partner. Pursuant to the partnership agreement, the Company and the other limited partners in PHT La Paloma may be called upon from time to time for additional contribution, so as to meet the reasonable capital requirements of PHT La Paloma. As of December 31, 2004, the Company had contributed $633,333 to the partnership.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

In general, profits were allocated after giving effect to certain regulatory allocations and cumulative prior allocations, 85% to the limited partners and 15% to the general partner. Losses in general were allocated, after giving effect to regulatory allocations and certain proportionate allocations, to all partners with a positive capital account in proportion to the extent o their balances and then entirely to the general partner.

During the fourth quarter of 2005, Touchstone Texas Properties withdrew as the 11% limited partner from PHT La Paloma. Pursuant to the settlement agreement entered into between Touchstone and PHT La Paloma, Touchstone Texas Properties was assigned 4.85% and 6.94% of the direct working interest in various leases in the La Paloma project by Reichmann Petroleum Corporation (see Note 7). In addition, Touchstone Texas Properties assumed liabilities of PHT La Paloma in the total amount of $77,359. Touchstone Texas Properties was also billed directly by the operator for its proportionate share of the costs incurred by PHT La Paloma prior to the corporate structure reorganization, which were not yet recorded by PHT La Paloma at the time of the settlement and therefore not reflected on the settlement agreement.

Summary

The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting:

                                                  December 31, 2005               December 31, 2004
                                            -----------------------------   -----------------------------
                                                             Temporary                       Temporary
                                                             Excess of                       Excess of
                                             Carrying     Carrying Value     Carrying     Carrying Value
                                               Value      Over Net Assets      Value      Over Net Assets
                                            -----------   ---------------   -----------   ---------------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

PHT Vicksburg Partners, LP                  $        --   $            --   $   404,552   $        47,631
Awakino South Exploration, LLC                       --                --       252,154                --
PHT Stent Partners, LP                               --                --        10,094            47,616
Louisiana Shelf Partners, LP                         --                --     1,826,080           561,149
PHT Wharton Partners, LP                             --                --       234,665                --
PHT Vela Partners, LP                                --                --       449,919            68,987
PHT Good Friday Partners, LP                         --                --       812,737           190,347
PHT Martinez Partners, LP                            --                --       833,981            36,151
PHT La Paloma Partners, LP                           --                --       625,375            73,166
Maverick Basin Exploration, LLC                      --                --            --           345,850
Checotah Pipeline, LLC                           45,000                --            --                --
LS Gas, LLC                                       1,000             1,000         1,000             1,000
2001 Hackberry Drilling Fund Partners, LP         8,141                --         8,141                --
                                            -----------   ---------------   -----------   ---------------
                                            $    54,141   $         1,000   $ 5,458,698   $     1,371,897
                                            ===========   ===============   ===========   ===============


As of December 31, 2004, management evaluated the excess carrying value and determined it to be only temporary as a result of the various entities receiving payment of subscription receivables due them and cash flows from the sale of oil and gas produced from the proved oil and gas reserves.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

The following table summarized financial information for the limited partnerships and limited liability companies accounted for under the equity method of accounting at December 31, 2004 and has been compiled from the financial statements of the respective entities:

                         December 31, 2004
                         -----------------

Total Assets             $      30,760,273
                         =================

Total Liabilities        $       7,352,041
                         =================


                         December 31, 2004
                         -----------------
Results of Operations:
Revenue                  $         822,303
Loss from Operations           (18,886,060)
Net Loss                 $     (18,886,060)


NOTE 9 - FIXED ASSETS

Fixed assets consisted of the following at December 31:

                                    2005        2004
                                  --------    --------

Computer equipment                $ 68,270    $ 41,407
Furniture and fixtures              50,239      44,851
Less:  accumulated depreciation    (52,150)    (35,300)
                                  --------    --------

                                  $ 66,359    $ 50,958
                                  ========    ========


NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company had the following accounts payable and accrued expenses outstanding at December 31:

                                         2005         2004
                                      ----------   ----------

Accounts payable                      $  579,914   $  274,696
Payables for oil and gas interests       236,785      194,174
Accrued interest                         265,077      180,889
Accrued registration rights penalty    1,696,647           --
Accrued dividend                         465,826           --
Other accrued expenses                 1,148,333      205,039
                                      ----------   ----------

                                      $4,392,582   $  854,798
                                      ==========   ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 11 - NOTES PAYABLE

The following schedule summarizes the current and non-current portion of Company's debts as of December 31, 2005:

Payable to                           Current     Non-current     Total
---------------------------------   ----------   -----------   ----------

2001 Hackberry Drilling Fund, LP    $   59,494   $        --   $   59,494
LSP                                     54,745            --       54,745
Mark Bush                                  766            --          766
                                    ----------   -----------   ----------
      Subtotal - related parties       115,005            --      115,005
                                    ----------   -----------   ----------

IL Resources - 3%                      110,000            --      110,000
John Paul Dejoria - 10%                138,857            --      138,857
Insurance policies financing - 6%      117,248            --      117,248
Other - Non-interest bearing             3,000            --        3,000
Endeavour - 3%                              --     2,000,000    2,000,000
                                    ----------   -----------   ----------
                                       369,105     2,000,000    2,369,105
Less unamortized discount                   --       465,340      465,340
                                    ----------   -----------   ----------
     Subtotal                          369,105     1,534,660    1,903,765
                                    ----------   -----------   ----------

                                    $  484,110   $ 1,534,660   $2,018,770
                                    ==========   ===========   ==========


The following schedule summarizes the current and non-current portion of Company's debts as of December 31, 2004:

Payable to                          Current     Non-current     Total
--------------------------------   ----------   -----------   ----------

SPH Investment, Inc.               $   75,000   $        --   $   75,000
Louisiana Shelf Partners, LP           82,047            --       82,047
2001 Hackberry Drilling Fund, LP       59,494            --       59,494
                                   ----------   -----------   ----------
      Subtotal - related parties      216,541            --      216,541
                                   ----------                 ----------

IL Resources - 3%                     210,000            --      210,000
South Oil - 3%                         87,500            --       87,500
John Paul Dejoria - 10%               128,857            --      128,857
Other - Non-interest bearing           10,866            --       10,866
Endeavour - 3%                        181,000     1,819,000    2,000,000
                                   ----------   -----------   ----------
                                      618,223     1,819,000    2,437,223
Less unamortized discount                  --       658,348      658,348
                                   ----------   -----------   ----------
      Subtotal                        618,223     1,160,652    1,778,875
                                   ----------   -----------   ----------

                                   $  834,764   $ 1,160,652   $1,995,416
                                   ==========   ===========   ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

In February 2004, Knox Gas issued a $4,500,000 promissory note to Endeavour as part of the consideration for its purchase of Knox Miss, LP. The note accrued interest at 4% per annum. The Company was required to fund Knox Gas' obligations under the promissory note to Endeavor in the amount of $4,500,000 during 2004. The note was secured by Knox Gas' 99% limited partnership interest in Knox Miss LP and 1% membership interest in Knox Miss LLC. As of December 31, 2004, Knox Gas has paid off the entire principal balance of the note. Knox Gas subsequently paid off the accrued interest of $63,864 on the note in January 2005.

In April 2004, Touchstone Louisiana purchased a 24.9975% Class A limited partnership interest in LSP from Endeavour, in consideration for which the Company, among other things, issued a promissory note payable to Endeavour in the amount of $2,000,000. The $2,000,000 promissory note was contingent on LSP completing its first well. The first well was completed as of December 31, 2004, which has been shut-in awaiting facilities for production. The Company interpreted this event to be the triggering factor in recording the note payable during the third quarter of 2004. The note bears interest at 3% per annum. Since the note bears interest at a rate which is below the rate the Company can currently obtain in the marketplace, the Company used its borrowing rate of 12% to recompute the carrying value of the note. The Company also used the project net revenue stream from the well based on the reserve study to determine the payment terms in recomputing the value of the note. Accordingly, Touchstone Louisiana recorded a discount of $658,348 on the note. Amortization of the discount is recorded as interest expense. For the year ended December 31, 2005, the Company amortized $193,008 of the discount and recorded accrued interest of $100,273. Monthly installments are due as follows:

(i) Regular monthly installments are calculated monthly. The amount is to be 24.9975% of the monthly cash flow for the immediately preceding calendar month. Monthly cash flow is defined as any positive dollar amount that results after subtracting from the gross proceeds received during such calendar month by LSP, amounts actually paid for royalties and any lease operating expenses for the wells (but not including any expenses for drilling, completing or reworking the LSP wells).

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

      (b) Second, in addition to the monthly payments and accelerated payment described above, if the initial production rate for any LSP wells meets or exceeds an average of three (3) million cubic feet or more per day of natural gas during the first six (6) months of production; Touchstone Louisiana must make a supplemental payment equal to the lesser of: a) the remaining unpaid principal balance or
            b) $1,200,000.

NOTE 12 - NOTES PAYABLE - RELATED PARTIES

As of December 31, 2005 and 2004, Touchstone Texas owed 2001 Hackberry Drilling Fund $59,494.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

As of December 31, 2005, Touchstone Louisiana owed $54,745 to LSP as a result of the corporate structure reorganization.

As of December 31, 2004, the Company owed SPH Investments Profit Sharing, Inc., a company controlled by Stephen P. Harrington, who was an officer and director of the Company until August 2005 when he resigned from his positions, $75,000 for a demand loan. The loan was paid off during 2005.

As of December 31, 2004, Touchstone Texas owed LSP $82,047. This amount was paid off during 2005.

NOTE 13 - CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following at December 31:

                                     2005         2004
                                  ----------   ----------

12% Secured convertible note      $2,050,000   $2,050,000
12% Convertible promissory note    1,000,000    1,000,000
10% Convertible promissory note           --    1,000,000
8% Convertible debenture                  --           --
                                  ----------   ----------

                                   3,050,000    4,050,000

    Less unamortized discount             --      919,713
                                  ----------   ----------

                                   3,050,000    3,130,287

    Less long-term portion                --    2,050,000
                                  ----------   ----------

                                  $3,050,000   $1,080,287
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

On March 23, 2004 the Company entered into a loan agreement to borrow $2,100,000 from Trident Growth Fund, LP ("Trident"), a Delaware limited partnership pursuant to a 12% secured convertible promissory note (the "Trident Note"). The Trident Note is secured by substantially all of the assets of the Company and was scheduled to mature March 23, 2005. On March 23, 2005, the Trident Note was extended to March 24, 2006. On March 23, 2006, the Trident Note was extended again to May 7, 2006. The Company has the option to redeem the note at 100% of par at any time prior to the maturity date. Trident has the option to convert at any time all or a portion of the principal amount of the Trident Note into common stock of the Company. Trident was issued a warrant to purchase 250,000 shares of the Company's common stock as an additional incentive to make the loan. The warrants provide for a cashless exercise at the option of Trident provided that the per share market price of one share of common stock is greater than the warrant exercise price. The warrants expire on March 31, 2014. The initial conversion price of the Trident Note and initial exercise price of the warrant is $1.00 per share of common stock, subject to anti-dilution provisions. The notes contain certain reset provisions which, if triggered, would require the Company to record a beneficial conversion expense for the difference between the market price and new adjusted price. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs and will be amortized over the life of the loan. Interest is due monthly and payable in cash unless Trident elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by subsidiaries of the Company. As defined in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. In March 2004, Trident waived compliance with certain negative covenants contained in the Trident Note to permit the Company to issue up to $12 million of convertible notes and warrants in a private placement.

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

Under the terms of the loan agreement, if the Company files a registration statement relating to any of its securities, it is required to notify Trident in writing and, upon Trident's request, will include in the registration statement the offer and sale of the shares of the common stock issuable upon Trident's conversion of the note ("Trident Shares").

In the event that the Company fails to include Trident Shares in a piggy back registration statement as required, Trident shall give notice demanding a registration and 105 days after the notice the Company shall prepare and file a registration statement with the SEC with respect to such Trident Shares. If the Company fails to file within said time period, then, at the option of Trident, for each full calendar month that the Trident Shares are not fully registered, the Company shall issue 0.1% of its common shares then outstanding computed on a fully diluted basis per day until the shares are registered.

The Company evaluated its convertible debt instruments for possible application of derivative accounting under Statement of Financial Accounting Standard ("SFAS") No 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock" and EITF 05-2: The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

The Company determined its convertible debt was not subject to derivative accounting as it was deemed a "conventional convertible debt" based on practice in existence at the time the debt was issued. The Company continues to evaluate its convertible debt in accordance with the EITF 05-2 which was issued in June 2005 and applies prospectively to any convertible debt which is modified after that date.

In September 2004, the Company repaid $50,000 of principal outstanding on the note.

On March 23, 2005, Trident waived compliance with all financial covenants contained in the Trident Note as well as the registration requirements and extended the note to March 24, 2006, in consideration for which the Company issued a warrant to Trident to purchase 100,000 shares of common stock at an initial exercise price of $1.20 per share, which was reset to $0.90 per share later in 2005. On February 6, 2006, Trident exercised the warrant through the cashless exercise provision, as a result of which the Company issued 29,688 shares of common stock to Trident.

On March 23, 2006, Trident waived compliance with all financial covenants contained in the Trident Note and extended the note to May 7, 2006, in consideration for which the Company issued a warrant to Trident to purchase 50,000 shares of common stock at an exercise price of $0.90 per share. In addition, the Company and Trident agreed that in the event that the Company raises funds sufficient to repay the Trident Note through private placement of equity or debt during the term of the note, the Company is obligated to repay the principal plus any accrued interest of the note within ten days of the closing of such placement.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

As disclosed in Note 15, in July 2005, the Company commenced a private offering of units of its securities consisting of two shares of the Company's common stock and one common stock purchase warrant for a unit offering price of $1.80. This offering triggered a reset provision of the Trident Note. As a result, the Trident Note has been reset to a conversion price of $0.90. Since the reset price was greater than of fair market value of the stock on the date when the original note was issued to Trident, no additional beneficial conversion expense was recorded.

In April and July 2004, the Company commenced a private placement of convertible promissory notes bearing interest at 1.58% per annum together with warrants to purchase shares of common stock in the Company at an exercise price of $2.00 per share. The notes were payable in April and July 2005 and subordinated to the Trident Note. The notes were mandatorily convertible into shares of the Company's common stock upon the earlier of: (i) the Company's filing of an amendment to the Company's Certificate of Incorporation increasing the number of shares of common stock the Company is authorized to issue such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock, or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of common stock such that a sufficient number of shares is authorized so that all convertible notes issued in the private placement can be converted into shares of common stock. The initial conversion price of the note is $1.00 per share of common stock subject to certain adjustments. As of December 31, 2004 the Company issued $6,890,000 in principal of notes, which were converted into 6,899,053 shares of the Company's common stock as a result of the Company's filing of an amendment to its Certificate of Incorporation increasing its authorized shares of common stock. The Company also issued 3,445,000 warrants to purchase shares of common stock in the Company. The Company has allocated the proceeds from issuance of the convertible notes and warrants based on a fair value basis for each item.

The convertible promissory notes were recorded with discounts of $3,211,400 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. Beneficial conversion discounts of $3,678,600 were recorded since the promissory notes were convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.59 and $1.51 when the notes were made. As of December 31, 2004, the discounts related to the ascribed value of the warrants and beneficial conversion feature were fully amortized as the notes were converted into common stock of the Company. The Company paid offering costs of $358,250 and issued warrants to purchase 61,250 shares of common stock in payment of consulting fees in connection with the financing.

On May 27, 2004 the Company entered into a loan agreement to borrow $1,000,000 from Westwood AR, Inc. ("Westwood"), pursuant to a 10% convertible promissory note (the "Westwood Note"). The Westwood Note matures on August 31, 2005. The initial conversion price of the Westwood Note was $1.00 per share of common stock, subject to anti-dilution provisions. Westwood AR had the option to convert at any time all or a portion of the principal amount of the Westwood
Note into any of the following at the initial conversion price of $1.00:

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

A beneficial conversion discount of $540,000 was recorded since the Westwood Note was convertible into common shares of stock at a rate of $1.00 per share while the prevailing common stock share price was $1.54 when the note was made. This discount was amortized over the term of the loan. As of December 31, 2005 and 2004, the Company amortized $540,000 and $212,394 of the discount, respectively.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Interest was due on the earlier of the maturity date or the note conversion date and payable in cash unless Westwood elects to have the interest paid in common stock of the Company.

If the Company completed an equity offering after January 1, 2005, Westwood AR had the option to require the Company to repay Westwood AR up to 30% of the net proceeds the Company received from the equity offering on the Westwood Note.

On August 18, 2005, the Company entered into an agreement with Westwood AR, to amend the conversion rights of the Westwood Note. The note was amended so that Westwood could convert, all or any part, of the original principal amount of the note, plus accrued interest into units consisting of two (2) shares of common stock and one (1) three-year common stock purchase warrant for $1.50 per common share; and 2 membership interests in Knox Gas, LLC. The conversion price per unit was stated to be $1.80. On August 19, 2005, Westwood AR converted the entire principal, plus accrued interest into 623,897 units and two membership interests in Knox Gas, LLC. The Company issued 1,247,794 shares of its common stock and 623,897 three-year warrants with an exercise price of $1.50 per share.

Under Financial Accounting Standard ("FAS") No. 84, "Induced Conversions of Convertible Debt an amendment of APB Opinion No. 26," the Company's amendment of the convertible note was deemed as an inducement for Westwood to convert the note. Accordingly, the value of the inducement to convert the promissory note was recorded as interest expense in the amount of $280,324.

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

A beneficial conversion discount of $409,309 was recorded since the DDH II Note was convertible into common shares of stock at a rate of $1.10 per share while the prevailing common stock share price was $1.20 when the note was made. In addition, the convertible promissory note was recorded with a discount of $318,400 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. These discounts are being amortized over the term of the loan. The Company amortized $727,709 and $135,602 of the discount as of December 31,2005 and 2004 respectively.

Interest is due on the earlier of the maturity date or the note conversion date and payable in cash unless DDH II elects to have the interest paid in common stock of the Company.

On May 16, 2005, the Company entered into an agreement with DDH II, to extend the maturity date of its outstanding convertible note from May 18, 2005 to May 18, 2006, in consideration for which the Company reduced the conversion price of the note from $1.10 to $1.00 and issued an additional 100,000 warrants which had an ascribed value of $14,000, to purchase common stock at $2.00 per share. The warrants are exercisable immediately and expire November 2007.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 14 - NOTES PAYABLE SUMMARY

The following schedule summarizes the current and non-current portion of Company's debts included in Note 11 through Note 13 as of December 31, 2005:

Payable to                          Current     Non-current     Total
--------------------------------   ----------   -----------   ----------

LSP                                $   54,745   $        --   $   54,745
2001 Hackberry Drilling Fund, LP       59,494            --       59,494
Mark Bush                                 766            --          766
                                   ----------   -----------   ----------
Subtotal - related parties            115,005            --      115,005

IL Resources                          110,000            --      110,000
John Paul Dejoria                     138,857            --      138,857
Insurance policies financing          117,248            --      117,248
Other                                   3,000            --        3,000
Trident                             2,050,000            --    2,050,000
DDH II                              1,000,000            --    1,000,000
Endeavour                                  --     2,000,000    2,000,000
                                   ----------   -----------   ----------
                                    3,534,110     2,000,000    5,534,110
Less: unamortization discounts             --       465,340      465,340
                                   ----------   -----------   ----------

                                   $3,534,110   $ 1,534,660   $5,068,770
                                   ==========   ===========   ==========


Maturities on debts are as follows:

Year Ending December 31:
    2006                                   $   3,534,110
    2007                                         521,146
    2008                                         734,499
    2009                                         745,428
                                           -------------

                                           $   5,535,183
                                           =============


NOTE 15 - STOCKHOLDERS' EQUITY

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

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Holders of the Series A Shares are entitled to receive dividends at the rate of eight percent (8%) per annum of the $11.00 stated value of such shares payable on an annual basis on December 31 of each year after issuance, or upon earlier conversion, out of funds legally available therefore; provided, however, that at the option of the holder, such dividends shall be payable in kind at the rate of 12% per annum of the $11.00 stated value of such shares by issuance of shares of the Company's common stock having a fair market value equal to the amount of the dividend. For this purpose, fair market value is defined as the average of the high and low bid prices for the Company's shares of common stock as reported on the OTC Bulletin Board for the five (5) trading days immediately preceding the date the dividend is paid. As of December 31, 2005, the Company has recorded an accrued preferred stock dividend of $465,826.

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

The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, but in no case later than 90 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 90 days after the termination of the offering or if the registration statement is not declared effective within 180 days after the termination of the offering. As of the date of this filing, the Company has not filed the registration statement.

The Company is currently subject to penalty of 2% per month of the amount of the offering ($7,810,693) until it files a registration statement and then the penalty decreases to 1% per month until the registration statement is effective.

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

The Company evaluated its Series A Preferred Stock and related warrants for possible application of derivative accounting under Statement of Financial Accounting Standard ("SFAS") No 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock". It has determined that registration rights related to the Series A Preferred Stock and related warrants, were subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The related Series A Preferred and warrants were not subject to derivative accounting but were subject to beneficial conversion accounting as described in the paragraph above. The Company has determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133. The fair value of these registration rights agreements was immaterial when they were initially granted in 2005 and at June 30, 2005. However, the fair value was determined to be $798,817 at September 30, 2005 and the Company recognized this amount in expense and correspondingly as a liability. At December 31, 2005 the Company determined the fair value to be $1,696,647 and recorded an additional $897,830 in expense and liability.

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

On July 19, 2004, the Company obtained $3,000,000 from AltaFin, B.V., a Netherlands Antilles Company, in consideration for which units were issued that were comprised of 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock. Each warrant is immediately exercisable into one share of common stock at an exercise price of $2.00 per share and terminates three years from the date of grant. In connection with the financing, the Company incurred offering costs of $150,000.

On September 7, 2004, the Company issued 20,000 shares of common stock to Sanders Morris Harris, Inc. ("SMH") as compensation for the financial advisory service SMH will provide for twelve months. The 20,000 shares were valued at $24,800 and recorded as deferred compensation. During 2005 and 2004, $16,600 and $8,200, respectively, has been charged to expense.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

On November 1, 2004, the Company's Board of Directors approved and commenced an offering of up to 1,500,000 units of its securities, each unit consisting of two shares of the Company's common stock and one three-year $2.00 common stock purchase warrant for a unit offering price of $2.10. During November and December 2004, the Company sold a total of 182,238 units in which 364,446 shares of common stock and 182,238 warrants were issued for an aggregate purchase price of $382,700. Offering costs of $38,270 were paid. During February 2005, the Company sold 236,614 units in which 473,228 shares of common stock and 236,614 warrants were issued for an aggregate purchase price of $496,890. Offering costs of $49,689 were paid. In March 2005, the Company issued warrants to the placement agent to purchase 83,770 shares of common stock in compensation for services provided by the placement agent.

On May 26, 2005, the Company issued 200,000 shares of common stock to a consultant in exchange for consulting services for one year. The shares were valued at the Company's fair market value at the time of issuance in the amount of $166,000 and fully expensed as of September 30, 2005.

On July 11, 2005, The Company's Board of Directors approved and commenced an offering of up to 14,000,000 Units of its securities, each unit consisting of two shares of the Company's common stock and one three-year $1.50 common stock purchase warrant for a unit offering price of $1.80. The exercise price of the warrants will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which we the Company is not the surviving corporation (other than a merger with a wholly owned subsidiary for the purpose of incorporating the Company in a different jurisdiction), all holders of the warrants shall be given at least fifteen (15) days notice of such transaction and shall be permitted to exercise the warrants during such fifteen (15) day period. Upon expiration of such fifteen (15) day period, the warrants shall terminate. The securities were issued in a private placement transaction to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D. The Company agreed to include the shares of common stock and shares of common stock issuable upon exercise of the warrants in any registration statement (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor form) they file with the Securities and Exchange Commission under the Securities Act for the purpose of registering the public sale of any of the Company's securities.

Between August and December 2005, the Company sold 4,131,667 units in which 8,263,333 shares of common stock and 4,131,667 warrants were issued for a purchase price of $7,437,001. Each warrant is immediately exercisable into one
(1) share of common stock at an exercise price of $1.50 per share for a term of three years. The Company paid a total of $175,680 for offering costs during 2005 and as of December 31, 2005, has accrued a total of $419,280 for offering costs related to this transaction, which was subsequently paid in February 2006.

On November 29, 2005, the Company entered into a securities purchase agreement with The Abel Family Trust (the "Trust") pursuant to which the Company issued 138,889 units to the Trust for a purchase price of $250,000. Roger Abel, the Company's Chairman and Chief Executive Officer, serves as the trustee and is a beneficiary of the Trust. Each unit consisted of two shares of the Company common stock and one common stock purchase warrant. The purchase price per unit was $1.80. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.50 per share for a term of three years.

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

In November and December 2005, the Company appointed additional two members to its board of directors - Richard Gerald Bennett and Robert E. Irelan.

On November 29, 2005, the Company's board of directors adopted a board compensation policy. The policy provides for a payment to all non-employee directors consisting of options upon joining the Board, an annual stipend, and fees for attendance at Board and committee meetings. Upon appointment, non-employee directors will receive options to purchase 100,000 shares of common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant which will vest in full one year form the date of grant and have a term of ten years. The annual stipend for board service is $40,000, and $55,000 in the case of the chairman of the audit committee, together with options to purchase 40,000 shares of common stock, and 55,000 shares in the case of the chairman of the audit committee, issuable on the last trading day of each year at an exercise price equal to the closing price of the Company's common stock on the date of grant. Such options will be vested in full upon issuance and have a term of ten years.

In accordance with the forgoing policy, the Company issued options under the Touchstone Resources USA, Inc. 2005 Stock Incentive Plan to purchase 100,000 shares of common stock to each of Robert E. Irelan and Richard Gerald Bennett upon their appointment to the Board of Directors on November 29, 2005. The options have an exercise price of $0.83 per share, the last sales price of the Company's common stock on the date of grant, vest one year from the date of grant, expire November 28, 2015, and are otherwise subject to the terms of the Plan.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

The Company had the following outstanding common stock options to purchase its securities at December 31:

                                     2005                              2004
                        -------------------------------   -------------------------------
                          Number of      Exercise Price     Number of      Exercise Price
Description of Series   Options issued     Per Share      Options issued     Per Share
---------------------   --------------   --------------   --------------   --------------

Expire July 2012             4,876,540   $         0.86               --   $           --
Expire September 2015          100,000   $         0.96               --               --
Expire November 2015           200,000   $         0.83               --               --
                                                          --------------   --------------
Common Stock                 5,176,540                                --
                        ==============                    ==============


The following tables summarize the Company's stock option activity and related information:

                                  Number of
                                   Shares
                                  ---------

Balance as of December 31, 2003          --
Granted                                  --
Exercised                                --
Expired/forfeit                          --
                                  ---------
Balance as of December 31, 2004          --
Granted                           5,176,540
Exercised                                --
Expired/forfeit                          --
                                  ---------
Balance as of December 31, 2005   5,176,540
                                  =========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                      -------------------------------------------------------   ---------------------------------
                           Number of            Weighted          Weighted            Number           Weighted
     Range of          Outstanding Shares        Average          Average         Exercisable at       Average
     Exercise           at December 31,         Remaining         Exercise         December 31,        Exercise
      Prices                  2005            Contract Life        Price               2005             Price
-------------------   --------------------   ---------------   --------------   ------------------   ------------
$0.83 - 0.96                     5,176,540      7.2 years      $         0.86                   --   $         --


                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      -------------------------------------------------------   ---------------------------------
                           Number of            Weighted          Weighted            Number           Weighted
     Range of          Outstanding Shares        Average          Average         Exercisable at       Average
     Exercise           at December 31,         Remaining         Exercise         December 31,        Exercise
      Prices                         20024    Contract Life        Price                      2004      Price
-------------------   --------------------   ---------------   --------------   ------------------   ------------

$--                                     --                --   $           --                   --   $         --


Stock Warrants

On June 10, 2005, the Company issued warrants to purchase 250,000 shares of common stock to Legend with ascribed value of $30,000, in consideration for the consulting service Legend agreed to provide over a year. The warrants have an exercise of $1.10 per share and expire in two years. The Company had the following outstanding common stock warrants to purchase its securities at December 31:

                                                 2005                                       2004
                                 --------------------------------------   ---------------------------------------
                                      Number of         Exercise Price         Number of         Exercise Price
       Expiration Date             Warrants issued        Per Share         Warrants issued         Per Share
------------------------------   -------------------   ----------------   -------------------   -----------------

April 2007 through
  July 2007                                3,445,000   $           2.00             3,445,000   $            2.00
June 2007                                    250,000   $           1.10                    --   $              --
July 2007                                  1,561,250   $           2.00             1,561,250   $            2.00
November 2007                                600,000   $           2.00               500,000   $            2.00
November through December 2007               418,852   $           2.00               186,765   $            2.00
January 2008                                  87,959   $           2.00                    --   $              --
March 2008                                 4,152,319   $           1.50                    --   $              --
June 2008                                    107,727   $           1.25                    --   $              --
August through December 2008               4,894,454   $           1.50                    --   $              --
October 2008                                 555,556   $           1.50                    --   $              --
March 2014                                   350,000   $           0.90               250,000   $            1.00
                                  ------------------                      -------------------

Common Stock                              16,423,117                                5,943,015
                                  ==================                      ===================


NOTE 16 - SETTLEMENT OF LAWSUIT WITH CLAYTON WILLIAMS

On or about May 3, 2003, Knox Miss LP filed a complaint in the District Court Of Harris County, Texas, 234th Judicial District against Clayton Williams as a result of Clayton Williams' breach of the Exploration and Development Agreement. Under the Agreement, Knox Miss LP had the right to participate in a 50% share of certain leases acquired by Clayton Williams during the term of the Agreement. Knox Miss LP elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Clayton Williams between July and February 2003 in payment of its share of the acquisition costs. In April 2003, Clayton Williams notified Knox Miss LP that it would not permit Knox Miss LP to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss LP sought a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases at issue. Clayton Williams denied all allegations.

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

On May 26, 2004, Knox Miss LP and Clayton Williams entered into a Settlement Agreement and Mutual Release ("Settlement"), pursuant to which:

      A.    Clayton Williams paid $75,000 to Knox Miss LP;

      B. Knox Miss LP assigned all of its leasehold interests it acquired from May 23, 2002 through April 30, 2004 in the AMI to Clayton Williams except for the School Board Lease on the Mathiston prospect, in which Knox Miss LP retained its 50% interest;

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

      F. Knox Miss LP was deemed to have paid all amounts owed to Clayton Williams as of April 30, 2004 and received a credit from Clayton Williams in the amount of $1,000,000. The credit was applied to Knox Miss LP's share of the drilling costs of the Inez West No. 1 well, which was estimated to be $1,649,999, as well as the final monthly payment of Knox Miss LP's AMI management fee owed to Clayton Williams in the amount of $20,833. As of December 31, 2004, the prepaid advance to the operator was $1,551,233.

      G. Knox Miss LP withdrew its proposal to drill on the Natchez Trace prospect. As a result, the advance payment Knox Miss LP made to Clayton Williams in the amount of $549,600 in April 2004 was also applied as a credit towards Knox Miss LP's share of the drilling of the Gammill well; and

      H. Knox Miss LP paid the remaining balance of $257,875 for its share of the drilling costs of the Inez West No. 1 well to Clayton Williams.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

In those projects for which the Company is an operator, the Company maintains certain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. In those projects in which the Company is not the operator, but in which it owns a non-operating interest, the operator for the prospect maintains insurance to cover its operations.

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

NOTE 18 - OPERATING LEASES

During 2004, the Company subleased office space from its former officer and director for a total of $556 per month. The lease was renewable on a month to month basis. During the year ended December 31, 2005, the Company paid $5,775 of rent expense for the office lease. As of December 31, 2005, the lease has been terminated.

On October 4, 2004, Touchstone Texas, entered into a lease agreement for new office space in Houston, Texas. The lease is for seven and half years with annual rent increasing, on a sliding scale, from $68,000 to $130,000 during the lease period. The Company paid $106,851 under the lease for old office space that expired in November 2004 and $9,367 for the new lease for the year ended December 31, 2004. During the year ended December 31, 2005, the Company paid $131,982 of rent expense for this office lease.

The following is a schedule by year of future minimum rental payments required under the operating lease as of December 31, 2005:

            2006         $  122,431
            2007            124,138
            2008            130,964
            2009            136,083
            2010            136,083
            Thereafter      170,104
                         ----------

                         $  819,803
                         ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 19 - SUBSEQUENT EVENTS - NOT DISCLOSED ELSEWHERE

In January 2006, in continuation of the July 2005 private offering (see Note 15) the Company sold 3,490,061 units in which 6,980,122 shares of common stock and 3,490,061 warrants were issued for a purchase price of $6,282,110. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $1.50 per share for a term of three years. During January and February 2006, the Company paid a total of $830,632 for offering costs related to the July 2005 offering. The Company also issued a total of 204,627 warrants to Legend in connection with the offering.

On October 10, 2005, Maverick Woodruff County, LLC, a Delaware limited liability company ("MWC"), borrowed $1,000,000 from Michael P. Marcus pursuant to a secured promissory note. The promissory was secured by all ownership interest in MWC, had a maturity date of October 10, 2006, accrued interest at the rate of 10% per annum payable at maturity, and the principal amount together with all accrued and unpaid interest due thereon was convertible at anytime at the option of Mr. Marcus into shares of the Company's common stock at a conversion price of $.90 per share. The note would automatically convert into shares of the Company's common stock upon MWC acquiring a leasehold interest in certain acreage and MWC assigning its right to certain leasehold interests to the Company. In connection with the issuance of the note, the Company issued an immediately exercisable warrant to Mr. Marcus to purchase 555,556 shares of its common stock at an exercise price of $1.50 per share for a term of three years. On February 13, 2006, the note and $34,167 of accrued interest due thereunder were converted into 1,149,074 shares of the Company's common stock.

NOTE 20 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2005 and 2004 were as follows:

                                                             2005        2004
                                                          ---------   ---------

Interest                                                  $ 330,734   $ 172,200
                                                          =========   =========

Income taxes, net                                         $      --   $      --
                                                          =========   =========


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

The Company recorded discounts of $3,678,600 and $3,211,400 related to the beneficial conversion feature and value of attached warrants, respectively, on the converted notes of $6,890,000.

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

Touchstone Texas Properties surrendered its investment in PHT Vicksburg with a carrying value of 551,115. In exchange, it assumed accounts payable due to Touchstone Texas of $20,289, and loan due to the Company of $50,975 and received ownership in oil and gas properties of $622,379.

The Company surrendered its investment in PHT Wharton with a carrying value of $0. In exchange, Touchstone Texas Properties assumed $300,941 accounts payable and received $71,315 of oil and gas properties.

The Company surrendered its investment in PHT La Paloma with a carrying value of $76,684. In exchange, Touchstone Texas Properties assumed $77,359 of accounts payable to the Company and received $154,041 of oil and gas properties. The Company increased its investment in Touchstone Texas Properties by $76,682.

The Company surrendered its investment in PHT Vela with a carrying value of $218,840. In exchange, Touchstone Texas Properties received 165,130 of oil and gas properties. The Company increased its investment in Touchstone Texas Properties by $165,130.

The Company surrendered its investment in PHT Martinez with a carrying value of $833,511. In exchange, Touchstone Texas Properties received $551,886 of oil and gas properties, and assumed oil and gas prepayment of $250,000. The Company increased its investment in Touchstone Texas Properties by $801,886.

Touchstone Texas Properties, Inc. accrued an asset retirement obligation of $33,341 , and increased oil and gas properties by $33,341.

As a result of the Regulation D and Regulation S Offerings during March and April 2005, the Company recorded a discount of $1,109,335 based on the ascribed value of the warrants as determined by using the Black-Scholes Model (See Note
15) and a beneficial conversion discount of $1,146,686.

As of December 31, 2005, the Company has recorded an accrued preferred stock dividend of $465,826.

As of December 31, 2005, The Company has accrued a total of $419,280 for offering costs (see Note 15).

On August 19, 2005, Westwood AR converted the Westwood Note into 623,897 units and two membership interests in Knox Gas, LLC. As a result, The Company reversed the principal and accrued interest of the note in the total amount of $1,280,324.

During 2005, The Company financed part of its purchase price of the insurance policies through a promissory note in the amount of $174,556.

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

During the fourth quarter of 2005, Touchstone Louisiana surrendered its investment in LSP with a carrying value of $2,555,400. In exchange, Touchstone Louisiana received oil and gas interests of $2,281,858 and due from Louisiana Shelf of $171,452, and assumed accounts payable of $54,745 and due to Touchstone Texas of $67,260.

During the fourth quarter of 2005, Touchstone New Zealand surrendered its ownership interest in Awakino South. In exchange, Touchstone New Zealand received 7.93% of Awakino South's oil and gas interests in the amount of $242,957.

During the fourth quarter of 2005, the Company surrendered its ownership in Knox Gas and Knox Miss LP and transferred its investment in Knox Gas to Touchstone Mississippi in the amount of $1,513,496. Touchstone Mississippi also received 67.4% of Knox Miss' working interest in Mississippi project in the amount of $1,151,090, plus due from Knox Miss LP of $95,167 and due from Touchstone Texas of $10,000.

NOTE 21 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

Oil and Gas Reserves

Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by an outside petroleum engineer. All proved developed reserves of oil and gas are located in the state of Texas in the United States of America.

The following table presents estimates of the Company's net proved developed oil and gas reserves:

                                                                December 31,
                                                            --------------------
                                                              2005        2004
                                                            --------    --------

Proved reserves (bbl), beginning of year                          --          --

Purchase of proved developed reserves (bbl), in place (1)    152,200          --
Production                                                      (100)         --
Extension of reservoir                                            --          --
Revisions of previous estimates                                   --          --
Sales of proved reserves                                          --          --
                                                            --------    --------

Proved reserves (bbl), end of year                           152,100          --
                                                            ========    ========
Proved developed reserves (bbl), end of year                      --      95,100

Equity in reserves (bbl) in equity method investees               --          --
                                                            ========    ========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

(1) In the fourth quarter of 2005, as discussed more fully in Note 4, the Company acquired direct working interest in certain in development and producing wells in exchange for the Company's investment ownership in certain limited partnerships and limited liability companies, which prior to that period held those well interests. Recorded here is the amount of proved reserves "acquired" as part of the exchange with the limited partnerships and limited liability companies.

                                                               December 31,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
Proved reserves (mmcf), beginning of year                         --         --

Purchase of proved developed reserves (mmcf), in place (1)   2,068.9         --
Production                                                      (235)        --
Extension of reservoir                                            --         --
Revisions of previous estimates                                   --         --
Sales of proved reserves                                          --         --
                                                             -------    -------

Proved reserves (mmcf), end of year                          2,045.4         --
                                                             =======    =======

Proved developed reserves (mmcf), end of year                  607.3         --

Equity in reserves (mmcf) in equity method investees              --       760.7
                                                             =======    =======


(1) In the fourth quarter of 2005, as discussed more fully in Note 4, the Company acquired direct working interest in certain in development and producing wells in exchange for the Company's investment ownership in certain limited partnerships and limited liability companies, which prior to that period held those well interests. Recorded here is the amount of proved reserves "acquired" as part of the exchange with the limited partnerships and limited liability companies.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                         December 31, 2005                          December 31, 2004
                             ----------------------------------------    ---------------------------------------
                               United           New                        United          New
                               States         Zealand        Total         States        Zealand        Total
                             -----------    -----------   -----------    -----------   -----------   -----------
Unproved oil and gas
properties                   $ 3,960,639    $   164,939   $ 4,125,578    $ 4,763,310   $        --   $ 4,763,310
Proved oil and gas
properties                     3,671,440             --     3,671,440             --            --            --
                             -----------    -----------   -----------    -----------   -----------   -----------
Total capitalized costs      $ 7,632,079    $   164,939   $ 7,797,018      4,763,310            --     4,763,310
                             ===========    ===========   ===========    ===========   ===========   ===========

Accumulated depreciation
and amortization,               (164,124)            --      (164,124)            --            --            --
                             -----------    -----------   -----------    -----------   -----------   -----------

Net capitalized costs        $ 7,467,955    $   164,939   $ 7,632,894    $ 4,763,310   $        --   $ 4,763,310
                             ===========    ===========   ===========    ===========   ===========   ===========

Company's share of
  equity method investees'
  net capitalized costs      $        --    $        --   $        --    $ 4,634,629   $   237,900   $ 4,872,529
                             ===========    ===========   ===========    ===========   ===========   ===========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities for the Years Ended December 31:

                                                 2005                                    2004
                                 -------------------------------------    ------------------------------------
                                   United         New                       United        New
                                   States       Zealand       Total         States      Zealand       Total
                                 ----------    ----------   ----------    ----------   ----------   ----------
Acquisition of properties
  Proved                         $  891,418    $       --   $  891,418    $       --   $       --   $       --
  Unproved                        3,773,727       164,939    3,938,666       730,596           --      730,596
Exploration costs                   106,359            --      106,359     1,501,398           --    1,501,398
Development costs                 2,615,898            --    2,615,898            --           --           --
                                 ----------    ----------   ----------    ----------   ----------   ----------
  Total                          $7,387,402    $  164,939   $7,552,341    $2,231,994   $       --   $2,231,994
                                 ==========    ==========   ==========    ==========   ==========   ==========

Company's share of equity
  method investees' costs of
  property acquisition,
  exploration, and development   $2,780,137*   $       --*  $2,780,137*   $6,949,203   $  977,899   $7,927,102
                                 ==========    ==========   ==========    ==========   ==========   ==========

* Only included Company's share of equity method investees' costs of exploration during 2005 since during the fourth quarter of 2005, as a result of the corporate structure reorganization, the Company withdrew its equity investments in the limited partnership and limited liability companies (see Note 4 and Note 8).

Results of operations for oil and gas production activities for the years ended December 31:

                                                 2005                                     2004
                              -----------------------------------------    ----------------------------------------
                                United            New                         United         New
                                States          Zealand        Total          States       Zealand       Total
                              -----------    ------------   -----------    -----------   -----------   -----------
Oil and gas sales             $   229,874    $        --    $   229,874    $        --   $        --   $        --
Production costs                 (254,644)            --       (254,644)            --            --            --
Depreciation, depletion
  and amortization               (164,124)            --       (164,124)            --            --            --
Proved property
  impairment                           --             --             --             --            --            --
Income tax expense                     --             --             --             --            --            --
                              -----------    ------------   -----------    -----------   -----------   -----------
Results of operations         $  (188,894)   $        --    $  (188,894)   $        --   $        --   $        --
                              ===========    ===========    ===========    ===========   ===========   ===========
Company's share of equity
  method investees' results
  of operations               $(1,747,176)   $        --    $(1,747,176)   $        --   $        --   $        --
                              ===========    ===========    ===========    ===========   ===========   ===========

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

                                                                   December 31,
                                                                  (In thousands)
                                                             -----------------------
                                                                2005         2004
                                                             ----------   ----------
Future cash inflows                                          $   22,314   $       --
Future production costs                                          (1,242)          --
Future development costs                                         (1,716)          --
Future income tax expense                                        (1,598)          --
                                                             ----------   ----------

Future net cash flows (undiscounted)                             17,758           --

Annual discount of 10% for estimated timing                      (4,226)          --
                                                             ----------   ----------

Standardized measure of future net                           $   13,532   $       --
                                                             ==========   ==========

Equity in standardized measure of equity method investees            --   $    4,805
                                                             ==========   ==========

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31 (In thousands)

                                                               2005         2004
                                                            ----------   ----------

Standardized measure, beginning of period                   $       --   $       --
Net changes in prices and production costs                          --           --
Future development and abandonment costs                            --           --
Revisions of previous quantity estimates                            --           --
Extension of reservoir                                              --           --
Sale of reserves in place                                           --           --
Accretion of discount                                               --           --
Changes in income taxes, net                                        --           --
Purchased reserves                                              13,532           --
                                                            ----------   ----------
Standardized measure, end of period                         $   13,532   $
                                                            ==========   ==========

Equity in standardized measure of equity method investees   $            $    4,805
                                                            ==========   ==========

The following schedule listed the total assets, liabilities and results of operations of the limited partnerships which the Company invested in at December 31, 2004:

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

                                       PHT Vicksburg       Awakino South        PHT Stent
                                      Partner's, L.P.    Exploration, LLC     Partners, L.P.
                                      ---------------    -----------------    --------------

Total Assets                          $     1,721,458    $       3,814,696    $       96,815
                                      ===============    =================    ==============

Total Liabilities                     $       423,562    $         104,974    $      248,115
                                      ===============    =================    ==============

Results of Operations
   Sales                              $       791,041    $              --    $           --
   Gross profit                       $       401,262    $              --    $           --
   Net loss                           $      (224,576)   $      (1,028,445)   $   (2,713,799)

Company's share of equity method
   investees' results of operations
   for producing activities           $       (57,951)   $         (94,000)   $     (537,903)


                                                     Louisiana Shelf      PHT Wharton
                                      LS Gas, LLC     Partners, L.P.     Partners, L.P.
                                      ------------   ----------------    --------------

Total Assets                          $         --   $      5,555,342    $    3,579,006
                                      ============   ================    ==============

Total Liabilities                     $         --   $        491,569    $    2,107,617
                                      ============   ================    ==============

Results of Operations
   Sales                              $         --   $             --    $       31,262
   Gross profit                       $         --   $             --    $       21,169
   Net loss                           $         --   $     (3,877,828)   $   (4,940,611)

Company's share of equity method
   investees' results of operations
   for producing activities           $         --   $       (876,573)   $     (935,335)


                                         PHT Vela        PHT Good Friday      PHT Martinez
                                      Partners, L.P.      Partners, L.P.     Partners, L.P.
                                      ---------------    ----------------    ---------------

Total Assets                          $     1,322,680    $      4,052,019    $     3,019,341
                                      ===============    ================    ===============

Total Liabilities                     $            --    $             --    $            --
                                      ===============    ================    ===============

Results of Operations
   Sales                              $            --    $             --    $            --
   Gross profit                       $            --    $             --    $            --
   Net loss                           $    (2,602,320)   $       (565,981)   $      (330,659)

Company's share of equity method
   investees' results of operations
   for producing activities           $      (750,081)   $        (87,263)   $       (66,019)

                         TOUCHSTONE RESOURCES USA, INC.
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

                                       Maverick Basin      PHT La Paloma
                                      Exploration, LLC     Partners, L.P.
                                      -----------------    -----------

Total Assets                          $       2,578,831    $ 5,020,085
                                      =================    ===========

Total Liabilities                     $       3,976,204    $        --
                                      =================    ===========

Results of Operations
   Sales                              $              --    $        --
   Gross profit                       $              --    $        --
   Net loss                           $      (2,529,497)   $   (72,344)

Company's share of equity method
   investees' results of operations
   for producing activities           $        (100,000)   $    (7,958)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOUCHSTONE RESOURCES USA, INC.

Date:  March 31, 2006               /s/ Roger L. Abel
                                    ------------------------------------
                                    Roger L. Abel
                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                 Title                                   Date
---------                 -----                                   ----

/s/ Roger L. Abel         Chief Executive Officer and Chairman    March 31, 2006
---------------------     of the Board of Directors
Roger L. Abel


/s/ Stephen C. Haynes     Chief Financial Officer and             March 31, 2006
---------------------     Treasurer  (Principal Financial and
Stephen C. Haynes         Accounting Officer)



/s/ Robert E. Irelan      Director                                March 31, 2006
---------------------
Robert E. Irelan


/s/ R. Gerald Bennett     Director                                March 31, 2006
---------------------

                                  EXHIBIT INDEX

Exhibit

10.38 Agreement dated March 23, 2006 by and between the Company and Trident Growth Fund, L.P.

10.39 Amended and Restated Touchstone Resources USA, Inc. 2005 Stock Incentive Plan

21.1      Subsidiaries of the Company

31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended