Form 10-Q
period 2006-03-31
TOUCHSTONE RESOURCES USA, INC.
filed 2006-05-15
CIK 1162721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file no. 000-50228
TOUCHSTONE RESOURCES USA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	33-0967974

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1600 Smith Street
Suite 5100
Houston, TX 77002

(Address of Principal Executive Offices)
(713) 784-1113

(Issuer’s Telephone Number, including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 79,655,757 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of April 30, 2006.

TOUCHSTONE RESOURCES USA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2006

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
ASSETS
Current assets	(Unaudited)	(Audited)
Cash and cash equivalents	$1,158,405	$4,632,988
Restricted cash — joint interest	405,536	382,525
Accounts receivable	264,759	159,559
Accounts receivable — joint interest	—	1,075,746
Accounts receivable — joint interest related party	296,444	492,988
Notes and interest receivable	30,924	30,371
Due from related party	134,651	359,559
Prepaid expenses and advances to operators	2,554,955	1,547,671

Total current assets	4,845,674	8,681,407
Oil and gas properties using successful efforts:
Developed oil and gas interests net	3,163,909	3,507,316
Undeveloped	11,578,162	4,125,578
Due from related party	171,452	—
Investment in limited liability companies	54,141	54,141
Fixed assets, net	69,587	66,360
Deposits	30,149	30,149

	$19,913,074	$16,464,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,925,874	$2,695,935
Accounts payable — joint interest	1,171,491	2,412,060
Notes payable	311,212	369,105
Notes payable — related party	69,813	115,005
Convertible debentures, net	3,050,000	3,050,000
Fair value of derivatives — registration rights penalty	2,431,627	1,696,647

Total current liabilities	9,960,017	10,338,752

Note payable and convertible debentures, net-noncurrent	1,445,495	1,534,660

Total liabilities	11,405,512	11,873,412

Commitment and contingencies
Stockholders’ equity
Preferred stock; $.001 par value; authorized — 5,000,000 shares; shares issued and outstanding — 682,063 and 710,063 at March 31, 2006 and December 31, 2005, respectively. Liquidation preference: $8,428,900	682	710
Common stock; $.001 par value; authorized — 150,000,000 shares; shares issued and outstanding — 78,903,313 and 280,000 issuable at March 31, 2006 and 63,982,329 issued and outstanding and 6,763,333 issuable at December 31, 2005	79,183	70,746
Additional paid-in capital	43,042,887	36,607,833
Deficit accumulated during the development stage	(34,615,190)	(32,087,750)

Total stockholders’ equity	8,507,562	4,591,539

	$19,913,074	$16,464,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

			March 5, 2001
	Three Months		(Inception) to
	Ended March 31,		March 31,
	2006	2005	2006
Operator revenues	$489,390	$115,296	$1,178,731

Expenses:
Exploration expenses	174,231	8,820	1,781,988
Operating expenses	138,939	—	451,857
Impairment of oil and gas properties	292,375	790,177	2,220,467
Impairment of goodwill — related party	—	—	657,914
Bad debt expense — related party	—	—	136,607
Bad debt expense	—	—	40,454
Share-based compensation	297,527	—	297,527
Depreciation and depletion	344,574	—	525,549
General and administrative	1,493,749	858,669	7,392,888

Total expenses	2,741,395	1,657,666	13,505,251

Loss from operations	(2,252,005)	(1,542,370)	(12,326,520)

Other (income) expense
Loss from limited partnerships and limited liability companies	—	555,019	8,626,796
Impairment of equity investment	—	—	139,502
Registration rights penalty	6,533	—	1,705,446
Other income	—	—	(273,987)
Interest income	(870)	(493)	(39,305)
Interest expense	117,392	596,220	10,025,180

Total other expense	123,055	1,150,746	20,183,632

Loss before minority interest and pre-acquisition losses	(2,375,060)	(2,693,116)	(32,510,152)

Add back:
Minority interest	—	258,352	557,874
Pre-acquisition losses	—	—	211,315

Total minority interest and pre-acquisition losses	—	258,352	769,189

Net loss	(2,375,060)	(2,434,764)	(31,740,963)

Preferred dividend on Series A Preferred Stock	(152,380)	(1,521,400)	(2,874,227)

Net loss to common stockholders	$(2,527,440)	$(3,956,164)	$(34,615,190)

Net loss per common share — basic and diluted	$(0.03)	$(0.07)	$(0.29)

Weighted average number of common shares outstanding — basic and diluted	76,492,732	60,772,785	117,529,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		March 5, 2001
	March 31,		(Inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities
Net cash used in operating activities	$(4,392,801)	$(654,644)	$(9,660,435)

Cash flows from investing activities
Cash acquired from acquisition of wholly-owned subsidiaries and limited partnership interest	—	—	4,715
Repayment of note receivable	—	2,000	—
Repayment of note receivable — related party	—	—	771,639
Notes receivable	(9,472)	(4,989)	(176,943)
Notes receivable — related party	—	—	(804,975)
Purchase of oil and gas interests and drilling costs	(4,876,884)	(61,066)	(11,466,551)
Refund of payments for oil and gas interests and drilling costs	—	500,000	—
Payment to related party	(45,874)	—	(45,874)
Investment in limited partnership interests	—	(1,915,900)	(11,512,785)
Distributions from limited partnerships	62,928	10,000	512,067
Purchase of fixed assets	(8,608)	(2,320)	(67,802)

Net cash used in investing activities	(4,877,910)	(1,472,275)	(22,786,509)

Cash flows from financing activities
Advances from stockholder	—	—	10,000
Repayments to stockholder	—	—	(10,000)
Proceeds from notes payable	—	—	807,100
Proceeds from notes payable — related party	—	—	279,000
Repayment of notes payable	(57,892)	(61,100)	(5,508,536)
Repayment of notes payable — related party	—	—	(248,548)
Proceeds from issuance of convertible debt	—	—	11,090,000
Loan costs	—	—	(104,000)
Capital contributed by officer	—	—	15,000
Minority contributions, net of issuance costs	—	116,690	3,325,500
Proceeds from issuance of preferred stock, net of issuance costs	—	4,843,789	6,940,081
Proceeds from issuance of common stock, net of issuance costs	5,854,020	447,201	17,009,752

Net cash provided by financing activities	5,796,128	5,346,580	33,605,349

Net (decrease) increase in cash and cash equivalents	(3,474,583)	3,219,661	1,158,405

Cash and cash equivalents at beginning of year	4,632,988	594,182	—

Cash and cash equivalents, end of period	$1,158,405	$3,813,843	$1,158,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein have been prepared by Touchstone Resources USA, Inc. (the “Company” or “We”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of the fair value of derivatives related to the registration rights penalty on the Company’s preferred and common stock offerings (see Note 11) and impairment on certain oil and gas properties. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
For comparability, certain 2005 figures have been reclassified where appropriate to conform with the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.
NOTE 2 — DESCRIPTION OF BUSINESS
Touchstone Resources USA, Inc. was incorporated under the laws of Delaware on March 5, 2001.
During the third and fourth quarter of 2005, the Company experienced an organizational change when all of its directors and officers resigned and a new board of directors and management team were appointed. The Company’s new management team is currently focusing on oil and gas lease acquisition and exploration activities on projects located in Arkansas, Oklahoma and Alabama.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidated Financial Statements
The accompanying consolidated financial statements include all of the accounts of Touchstone Resources USA, Inc. and its nine subsidiaries consisting of:
•	Touchstone Resources USA, Inc. (“Touchstone Texas”), a wholly-owned Texas corporation incorporated in May 2000.

•	Touchstone New Zealand, Inc. (“ Touchstone New Zealand”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Touchstone Louisiana, Inc. (“Touchstone Louisiana”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Touchstone Texas Properties, Inc (“Touchstone Texas Properties”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Touchstone Oklahoma, LLC (“Touchstone Oklahoma”), a wholly-owned Delaware limited liability company formed in June 2004.

•	PF Louisiana, LLC (“PF Louisiana”), a wholly-owned Delaware limited liability company formed in August 2004.

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
•	Touchstone Mississippi, LLC (“Touchstone Mississippi”), a wholly-owned Delaware limited liability company formed in October 2005.

•	CE Operating, LLC (“CE Operating”), a wholly-owned Oklahoma limited liability company formed in May 2005.

•	PHT West Pleito Gas, LLC (“PHT West Pleito”), a 86% owned Delaware limited liability company formed in April 2004.
Affiliate companies in which the Company directly or indirectly owns greater than 50% of the outstanding voting interest are accounted for under the consolidation method of accounting. Under this method, an affiliate company’s results of operations are reflected within the Company’s consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.
Development Stage Enterprise
The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.
Segment Information
Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined it has one reportable operating segment which is the acquisition, exploration and development of natural gas and oil properties. The Company’s operations are conducted in two geographic areas as follows:
Operating revenues for the three months ended March 31, 2006 and 2005 by geographical area were as follows:

	March 31,
	2006	2005
United States	$489,390	$115,296
New Zealand	—	—

	$489,390	$115,296

Long-lived assets as of March 31, 2006 and December 31, 2005 by geographical area were as follows:

	March 31,	December 31,
	2006	2005
United States	$14,700,860	$7,588,456
New Zealand	164,939	164,939

	$14,865,799	$7,753,395

Loss Per Share
Loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
dilutive. Shares associated with stock options, warrants and convertible preferred stock and debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	Three Months Ended
	March 31,
	2006	2005
Warrants	20,083,592	9,212,833
Options	5,426,540	—
Convertible debt	10,098,408	3,959,091
Series A convertible preferred stock	6,820,630	4,909,940

	42,429,170	18,081,864

NOTE 4 — STOCK-BASED COMPENSATION
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
There was $297,527 of compensation cost related to non-qualified stock options recognized in operating results for the three months ended March 31, 2006. Since the Company has generated losses from its inception, no associated future income tax benefit was recognized for the three months ended March 31, 2006.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Historical volatilities based on the historical stock trading prices of Touchstone Resources USA, Inc. are used to calculate the expected volatility. We used the simplified method as defined under the SEC Staff Accounting Bulletin No. 107, Topic 14: “Share-based Payment,” to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

Three Months Ended
March 31, 2006
Expected volatility	49.28%
Expected annual dividend yield	0%
Risk free rate of return	4.00%
Expected option term (years)	4.17

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
No stock options were awarded in the three months ended March 31, 2005 and therefore no fair value disclosure is provided for this period.
At March 31, 2006, there was $1,276,212 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 6.72 years. The total fair value of options vested during the three months ended March 31, 2006 was approximately $37,552.
NOTE 5 — GOING CONCERN
The Company is in the development stage and has incurred losses since its inception. Also, its current liabilities exceed its current assets and it will need additional cash to fund operations. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.
The Company believes that cash on hand and the proceeds that it plans to raise from private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through March 2007. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.
The Company’s ability to continue as a going concern is dependent upon the Company raising additional financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6 — DUE FROM RELATED PARTY
As of March 31, 2006, Touchstone Mississippi, and Touchstone New Zealand had receivables of $95,167 and $30,011 due from Knox Miss Partners, LP and Awakino South Exploration, LLC, respectively, as a result of the corporate structure reorganization of the Company during 2005. In addition, Touchstone Louisiana had receivable due from Louisiana Shelf Partners in the amount of $171,452 as of March 31, 2006.

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
NOTE 7 — INVESTMENT IN LIMITED LIABILITY COMPANIES
The following table summarizes the Company’s interests in oil and gas non-public limited liability companies accounted for under the equity method of accounting:

	March 31, 2006		December 31, 2005
		Temporary		Temporary
		Excess of		Excess of
		Carrying Value		Carrying Value
	Carrying Value	Over Net Assets	Carrying Value	Over Net Assets
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

LS Gas, LLC	1,000	1,000	1,000	1,000
Chrcotah Pipeline, LLC	45,000	—	45,000	—
2001 Hackberry Drilling Fund Partners, LP	8,141	—	8,141	—

	$54,141	$1,000	$54,141	$1,000

NOTE 8 — OIL AND GAS PROSPECT
Fayetteville Shale
In October 2005, the Company entered into an Exploration and Development Agreement with two industry partners to acquire acreage for development in Northern Arkansas. Upon entering the agreement, the Company owned forty-five percent (45%) of the leasehold acquired and bears forty-five percent (45%) of the costs attributable thereto. Pursuant to this agreement, as of March 31, 2006, the Company has acquired leases in the total amount of $8,421,909. As of March 31, 2006, the Company also recorded prepaid drilling costs in the amount of $2,091,090. The first well in the Fayetteville shale, operated by others, commenced drilling on February 20, 2006 and has been drilled to a depth of 6,712 feet and is awaiting completion procedures prior to testing. The second well is expected to spud by the middle of May 2006. The Company bears forty-five percent (45%) of the costs of drilling, completing, testing and equipping the well. Subsequently, in April and May 2006, the Company paid a total of $8,564,235 for various cash calls on this project.
Chitterling Prospect
In February 2006, the Company entered into an exploration agreement with Trinity USA Partnership, L.P. and others and participated in leasehold totaling approximately 800 acres in southern Alabama. Under the participation agreement, the Company reimbursed trinity for its proportionate share of certain costs totaling of $39,375. Under the agreement, the Company owns an approximate twenty percent (20%) of the leasehold acquired and bears twenty-five percent (25%) of the costs attributable thereto.

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
NOTE 9 — NOTES PAYABLE
The following schedule summarizes the current and non-current portion of Company’s debts as of March 31, 2006:

Payable to	Current	Non-current	Total
2001 Hackberry Drilling Fund, LP	$59,493	$—	$59,493
Louisiana Shelf Partners, LP (“LSP”)	9,554	—	9,554
Mark Bush	766	—	766

Subtotal — related parties	69,813	—	69,813

IL Resources — 3%	110,000	—	110,000
John Paul Dejoria — 10%	138,857	—	138,857
Insurance policies financing — 6%	59,355	—	59,355
Other — non-interest bearing	3,000	—	3,000
Endeavour — 3%	—	2,000,000	2,000,000

	311,212	2,000,000	2,311,212
Less unamortized discount	—	554,505	554,505

Subtotal	311,212	1,445,495	1,756,707

	$381,025	$1,445,495	$1,826,520

The following schedule summarizes the current and non-current portion of Company’s debts as of December 31, 2005:

Payable to	Current	Non-current	Total
2001 Hackberry Drilling Fund, LP	$59,494	$—	$59,494
LSP	54,745	—	54,745
Mark Bush	766	—	766

Subtotal — related parties	115,005	—	115,005

IL Resources — 3%	110,000	—	110,000
John Paul Dejoria — 10%	138,857	—	138,857
Insurance policies financing — 6%	117,248	—	117,248
Other — non-interest bearing	3,000	—	3,000
Endeavour — 3%	—	2,000,000	2,000,000

	369,105	2,000,000	2,369,105
Less unamortized discount	—	465,340	465,340

Subtotal	369,105	1,534,660	1,903,765

	$484,110	$1,534,660	$2,018,770

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
NOTE 10 — CONVERTIBLE DEBENTURES
     Convertible debentures consisted of the following at:

	March 31,	December 31,
	2006	2005
12% Secured convertible note — Trident Growth Fund, LP (“Trident”)	$2,050,000	$2,050,000
12% Convertible promissory note — DDH Resources II Limited (“DDH”)	1,000,000	1,000,000

	3,050,000	3,050,000
Less unamortized discount	—	—

	3,050,000	3,050,000
Less long-term portion	—	—

Current portion of convertible debentures	$3,050,000	$3,050,000

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
On March 23, 2006, Trident waived compliance with all financial covenants contained in the Trident Note and extended the note to May 7, 2006, in consideration for which the Company issued a warrant to Trident to purchase 50,000 shares of common stock at an exercise price of $0.90 per share. In addition, the Company and Trident agreed that in the event that the Company raises funds sufficient to repay the Trident Note through private placement of equity or debt during the term of the note, the Company is obligated to repay the principal plus any accrued interest of the note within ten days of the closing of such placement. In April 2006, the Company repaid a portion of the Trident Note together with unpaid interest in the amount of $1,653,375. Trident converted the remaining portion of the note of $400,000 into 444,445 shares of the Company’s common stock at a conversion price of $0.90 per share.
In April 2006, the Company repaid the principal and accrued interest on the DDH Note in the amount of $1,165,370.
NOTE 11 — STOCKHOLDERS’ EQUITY
Preferred Stock
As of March 31, 2006, the Company has recorded an accrued preferred stock divided of $152,380.
During March and April of 2005, the Company completed private offerings of units comprised of shares of its Series A convertible preferred stock and warrants to purchase shares of its common stock at a purchase price of $11.00 per unit. Each unit consisted of one share of Series A convertible preferred stock and one common stock purchase warrant. Each share of Series A convertible preferred stock is immediately convertible at the option of the holder into ten (10) shares of common stock at an initial conversion price of $1.10 per share. Each warrant is immediately exercisable into five (5) shares of common stock at an exercise price of $1.50 per share for a term of three years.
The Company was required to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, but in no case later than 90 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company is required to pay certain penalties to the subscribers in

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
this offering since a registration statement was not filed within 90 days after the termination of the offering and the registration statement was not declared effective within 180 days after the termination of the offering. As of May 12, 2006, the Company has not filed the registration statement.
The Company is currently subject to penalty of 2% per month of the amount of the offering ($7,810,693) until it files a registration statement and then the penalty decreases to 1% per month until the registration statement is effective.
As a result of the private offerings during March and April 2005, the Company has issued a total of 710,063 shares of Series A preferred stock and warrants to purchase 3,550,315 shares of common stock to the investors. Under Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue NO. 98-5 to Certain Convertible Instruments,” the Company has allocated the proceeds from issuance of the Series A convertible preferred stock and warrants based on a fair value basis of each item. Consequently, the convertible Series A preferred stock was recorded with a discount of $1,109,335 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27, the discount for the warrant was recorded as a preferred dividend. An additional beneficial conversion discount of $1,146,686 was recorded since the Series A preferred stock is convertible into shares of common stock at an effective conversion price of $0.95 per share while the prevailing common stock share prices was $1.10, $1.11 and $1.16 at each closing date. This discount was also recorded as a preferred dividend.
The Company evaluated its Series A Preferred Stock and related warrants for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) NO 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force (“EITF”) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock”. It has determined that registration rights related to the Series A Preferred Stock and related warrants were subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The related Series A Preferred stock and warrants were not subject to derivative accounting but were subject to beneficial conversion accounting as described in the paragraph above. The Company has determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133. The fair value of these registration rights agreements was immaterial when they were initially granted in 2005 and at June 30, 2005. However, the fair value was determined to be $1,696,647 at December 31, 2005 and the Company recognized this amount as an expense and correspondingly as a liability. At March 31, 2006 the Company determined the fair value to be $1,689,805 and accordingly recorded a decrease of $6,842 in expenses and liabilities.
During March 2006, an investor elected to convert 28,000 shares of the Series A Preferred Stock into 280,000 shares of the Company’s common stock which was issuable as of March 31, 2006.
Common Stock
On July 11, 2005, the Company’s Board of Directors approved and commenced an offering of up to 14,000,000 units of its securities, each unit consisting of two shares of the Company’s common stock and one three-year $1.50 common stock purchase warrant for a unit offering price of $1.80 (“July 2005 through January 2006 Offering”). The exercise price of the warrants will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which we the Company is not the surviving corporation (other than a merger with a wholly owned subsidiary for the purpose of incorporating the Company in a different jurisdiction), all holders of the warrants shall be given at least fifteen (15) days notice of such transaction and shall be permitted to exercise the warrants during such fifteen (15) day period. Upon expiration of such fifteen (15) day period, the warrants shall terminate. The securities were issued in a private placement transaction to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D. The Company agreed to

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
include the shares of common stock and shares of common stock issuable upon exercise of the warrants in any registration statement (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor form) they file with the Securities and Exchange Commission under the Securities Act for the purpose of registering the public sale of any of the Company’s securities.
The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of common stock issuable upon conversion or exercise, as applicable, of the common stock and warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 60 days after the termination of the offering or if the registration statement is not declared effective within 150 days after the termination of the offering. As of the date of this filing, the Company has not filed the registration statement.
The Company is currently subject to penalty of 2% per month of the amount of the offering ($13,968,501) until it files a registration statement an then the penalty decreases to 1% per month until the registration statement is effective.
Between August and December 2005, the Company sold 4,131,667 units in which 8,263,333 shares of common stock and 4,131,667 warrants were issued for a purchase price of $7,437,001. Each warrant is immediately exercisable into one (1) share of common stock at an exercisable price of $1.50 per share for a term of three years. The Company paid a total of $175,680 for offering costs during 2005 and as of December 31, 2005, has accrued a total of $419,280 for offering costs related to this transaction, which was subsequently paid in February 2006.
On November 29, 2005, in connection with the July 2005 offering, the Company entered into a securities purchase agreement with The Abel Family Trust (the “Trust”) pursuant to which the Company issued 138,889 units to the Trust for a purchase price of $250,000. Roger Abel, the Company’s Chairman and Chief Executive Officer, serves as the trustee and is a beneficiary of the Trust. Each unit consisted of two shares of the Company common stock and one common stock purchase warrant. The purchase price per unit was $1.80. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.50 per share for a term of three years.
In January 2006, in continuation of the July 2005 private offering, the Company sold 3,489,722 units in which 6,979,444 shares of common stock and 3,489,722 warrants were issued for a purchase price of $6,281,500. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $1.50 per share for a term of three years. During January and February 2006, the Company paid a total of $830,632 for offering costs related to the July 2005 offering. The Company also issued a total of 220,755 warrants to Legend in connection with the offering.
Included in the 3,489,722 units issued in January 2006 in connection with the July 2005 Offering as referred to above, were 140,000 units issued by the Company to G & S Bennett Ltd. (“GS”) for a purchase price of $252,000. R. Gerald Bennett, a member of the Company’s board of directors, is a principal equity owner and managing partner of GS. Each unit consisted of two shares of the Company’s common stock and one common stock purchase warrant. The purchase price per unit was $1.80. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.50 per share for a term of three years.
The Company evaluated stock and related warrants from its July 2005 through January 2006 Offering for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) No. 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force (“EITF”) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock.” It has determined that registration rights related to the stock and related warrants from July 2005 through January 2006 Offering were subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The stock and related warrants from July 2005 through January 2006 Offering were not subject to derivative accounting. The Company has determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133 to be $728,447 at January 27, 2006 (the effective closing date of the private offering) and the Company recognized this amount as a liability. At March 31, 2006, the Company determined the fair value to be $741,823 and accordingly recorded an incremental $13,376 increase in expenses and liabilities.
On October 10, 2005, Maverick Woodruff County, LLC, a Delaware limited liability company (“MWC”), borrowed $1,000,000 from Michael P. Marcus pursuant to a secured promissory note. The promissory note was secured by all ownership interest in MWC, had a maturity date of October 10, 2006, accrued interest at the rate of 10% per annum payable at maturity, and the principal amount together with all accrued and unpaid interest due thereon was convertible at anytime at the option of Mr. Marcus into shares of the Company’s common stock at a conversion price of $.90 per share. The monies were used to fund the Company’s proportionate share of certain acquisition expenses in its Fayetteville project. The note would automatically convert into shares of the Company’s common stock upon MWC acquiring a leasehold interest in certain acreage and MWC assigning its right to certain leasehold interests to the Company. In connection with the issuance of the note, the Company issued a warrant which was immediately exercisable to Mr. Marcus to purchase 555,556 shares of its common stock at an exercise price of $1.50 per share for a term of three years. On February 13, 2006, the note and $41,527 of accrued interest due thereunder were converted into 1,148,519 shares of the Company’s common stock.
Stock Warrants
The Company had the following outstanding common stock warrants to purchase its securities at March 31:

	2006		2005
	Number of	Exercise Price	Number of	Exercise Price
Expiration Date	Warrants issued	Per Share	Warrants issued	Per Share
April - July 2007	3,445,000	$2.00	3,445,000	$2.00
June 2007	250,000	1.10	—	—
July 2007	1,561,250	2.00	1,561,250	2.00
November 2007	600,000	2.00	500,000	2.00
Nov. and Dec. 2007	418,852	2.00	418,852	2.00
January 2008	87,959	2.00	83,770	2.00
March 2008	4,152,319	1.50	2,853,961	1.50
June 2008	107,727	1.25	—	—
Aug. 2008 - Jan. 2009	8,604,930	1.50	—	—
October 2008	555,555	1.50	—	—
March 2014	300,000	0.90	350,000	1.00

Common Stock	20,083,592		9,212,833

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
Stock Options
The Company had the following outstanding common stock options at March 31:

	2006		2005
	Number of	Exercise Price	Number of	Exercise Price
Expiration Date	Options issued	Per Share	Options issued	Per Share
July 2012	4,876,540	$0.86	—	$—
September 2015	100,000	$0.96	—	$—
November 2015	200,000	$0.83	—	$—
January 2016	100,000	$1.05	—	$—
February 2016	150,000	$1.25	—	$—

Common Stock	5,426,540		—

NOTE 12 — COMMITMENTS AND CONTINGENCIES
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

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
Potential Loss of Oil and Gas Interests/ Cash Calls
The Company is subject to cash calls related to its various investments in oil and gas prospects. If the Company does not pay its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments. See managements Discussion and Analysis later in this document of information on potential future cash calls.
NOTE 13 — SUBSEQUENT EVENTS — NOT DISCLOSED ELSEWHERE
Private Placement Offering
In April 2006, the Company closed a private placement offering (“the Offering “) pursuant to a Securities Purchase Agreement (“Securities Purchase Agreement”) dated April 2006 with certain accredited investors, which resulted in net proceeds of approximately $20,269,000. Pursuant to the Offering, the Company issued: (i) senior convertible notes in the aggregate amount of $22,000,000 maturing April 4, 2009, and bearing interest at 7.5% per annum. The holders of the notes have the right at any time to convert all or a portion of the principal amount of the notes into shares of the company’s common stock at a conversion price of $1.06 per share, (ii) Series A warrants to purchase up to 12,971,700 shares of common stock at an exercise price of $1.06 per share subject to adjustment, and (iii) Series B warrants to purchase up to 8,301,888 shares of common stock with a per share exercise price of $1.38 subject to adjustment (together with the Series A warrants, the “Warrants”). The Series A warrants are immediately exercisable. The Series B Warrants are not initially exercisable and only become exercisable upon a mandatory conversion of the convertible notes conducted by the Company. The Warrants expire on the fifth anniversary of the closing date of the Offering and contain anti-dilution provisions. The holders of the Warrants cannot exercise the warrants if such exercise would result in the Warrants holders beneficially owning in excess of 4.99% of the Company’s outstanding shares of common stock. In connection with the Offering, the Company paid $1,559,403 to First Albany Capital, Inc. (“First Albany”), the placement agent of the Offering and also issued to First Albany a warrant to purchase 622,642 shares of the Company’s common stock at an exercise of $1.06 per share exercisable immediately and expiring in five years.
In connection with the Offering, on April 4, 2006 the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) pursuant to which it is obligated to prepare and file on or before the date that is 45 days following the effectiveness of the Registration Rights Agreement, a registration statement covering the resale of the shares underlying the convertible notes and the Warrants. The Registration Rights Agreement further provides that the Company is obligated to use commercially reasonable best efforts to obtain effectiveness of such registration statement as soon as reasonably practicable, but no later than the date that is 120 days following the effectiveness of the Registration Rights Agreement. In the event that the Company fails to meet either the filing or the effectiveness deadlines, the Company shall become subject to certain liquidated damages as described in the Registration Rights Agreement.
Also in connection with the Offering, certain officers of the Company and one of the Company’s significant stockholders (the “Affiliates”), who together directly own 9,020,778 shares of common stock representing 11.4% of the Company’s currently outstanding common stock, entered into a lock-up agreement (“Lock-up Agreement”) and a voting agreement (“Voting Agreement”) with the Company on April 4, 2006. Pursuant to the Lock-up Agreement, the Affiliates are not permitted to sell any securities of the Company that they beneficially own for a period of six months following the closing of the Securities Purchase Agreement. Pursuant to the Voting Agreement, the Affiliates are required to vote in favor of a proposal that will be included in the Company’s proxy statement for the

TOUCHSTONE RESOURCES USA, INC.
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
2006 annual meeting of stockholders to amend the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock.
Assignment and Transfer Agreement
In April 2006, the Company entered into an Assignment and Transfer Agreement (the “Agreement”) with Paradigm Asset Holdings, Inc. and Paradigm Strategic Exploration (collectively “Paradigm”).
Under the Agreement, Paradigm has transferred to the Company its rights under an associated Volume Data Licensing Agreement with Seismic Exchange, Inc. (“SEI”), to obtain certain two- and three-dimensional seismic data from SEI. The Company will have two years from the date of the Agreement to select the seismic data and will be responsible for any reproduction costs as outlined in the Volume Data Licensing Agreement. Paradigm will provide consulting related to the Company’s three-dimensional seismic data selections under the Agreement. The Company will pay a consulting fee of $12,500 per month for these consulting for a period of 18 months commencing on July 1, 2006. Paradigm is also entitled under the Agreement to participate in any prospect developed in connection with the Agreement for up to 25% of the working interest on a non-promoted basis. Paradigm is entitled to include others in such participation. Paradigm has also assigned its rights and obligations in certain agreements it previously entered into with Trinity USA Partnership, LP and Black Stone Minerals Company, LP relating to certain oil and gas prospects in Alabama.
In consideration for the transfer and assignment described above, Touchstone has agreed to issue a warrant to purchase up to 1,388,889 shares, of the Company’s common stock exercisable at any time during the three year period following the date of the Agreement at an exercise price of $1.50 per share. Touchstone has also agreed to issue 1,777,778 shares of its common stock to Paradigm and 1,000,000 shares of the Company’s common stock to SEI. Issuance of the commons stock is contingent upon stockholder approval of an increase in the authorized shares of Touchstone.
The Company agreed to grant to Paradigm and SEI rights to the registration for resale of the securities contained in the agreement. The Company is obligated to use its reasonable best efforts to prepare and file with the Securities Exchange Commission (“SEC”), within 60 days of the date the shares are issued, a registration statement under the Securities Act of 1933 to permit the public sale of the securities. The Company is further obligated to cause the registration statement to be declared effective within 150 days of the date the shares are issued, except that if the Company has a registration statement pending with the SEC during this period, the Company may without penalty suspend filing of the registration statement until such time the pending registration statement is approved.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•	our ability to obtain sufficient financing to satisfy capital calls, debt obligations and operating expenses with respect to our oil and gas properties;

•	the accuracy of our reserve estimates and judgments when regarding oil and gas resources and formations and reservoir performance;

•	our ability to identify and acquire properties with commercially productive reservoirs;

•	our failure to identify liabilities associated with the properties we acquire or to obtain protection from sellers against such liabilities;

•	operational and drilling risks inherent in the exploration, development and production of oil and gas;

•	market fluctuations in the prices of oil and gas;

•	our dependence upon various third-party operators and others that we do not control;

•	the unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;

•	title deficiencies in the properties underlying our leases;

•	failure by us and our operators to maintain adequate insurance on our properties;

•	the impact of environmental and other laws and regulations; and

•	international and domestic political and economic factors.
A more in-depth discussion of the factors that may cause our actual results to differ materially from those indicated in the forward-looking statements is set forth under the caption “Risk Factors” in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.
All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless otherwise indicated or the context otherwise requires, all references to “Touchstone,” the “Company,” “we,” “us” or “our” and similar terms refer to Touchstone Resources USA, Inc. and its subsidiaries.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and financial condition. Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our consolidated annual financial statements and the accompanying notes thereto included in our Annual Report on From 10KSB filed for the year ended December 31, 2005 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report. The revenue and operating income (loss) amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in accordance with United States generally accepted accounting principles.
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
Recent Developments
Caney, Fayetteville shale and other activity
Since the end of last year, we started our efforts in evaluating the two shale plays in earnest. In the Touchstone Resources operated Checotah project, we were successful in contracting a rig for two of the six wells we plan to drill this year and commenced operations on the first well on March 12, 2006. A horizontal well was drilled to its proposed depth of 4,891 feet and cased awaiting the next series of activities to test it for productive capacity. The second well was commenced on April 11, 2006 and drilled to its proposed total depth of 5,230 feet and the rig was released on April 27, 2006. We are currently engaged in a fracture stimulation procedure for the first well and a similar procedure for the second well has been scheduled. For gas marketing, pipeline rights of way were obtained and 10,560 feet of 4 inch pipeline were laid to connect both well locations to the Enogex pipeline system.
The first well in the Fayetteville shale, operated by others, commenced drilling on February 20, 2006 and has been drilled to a total depth of 6,712 feet and is awaiting completion procedures prior to testing. The second well is expected to spud by the middle of May 2006.
We consummated an agreement to obtain a significant amount of 2-D and 3-D seismic data and formed an alliance with Paradigm Strategic Group to evaluate that data (see description under “- Paradigm Transaction” below).
Outside our core areas, an additional well in the Vicksburg Project area of Hidalgo County, Texas, the Vanderpool 1, found gas in 4 sands at depths of 7,900 — 10,500 feet and is currently being completed. No test results are available yet.
Private Placement Transaction
On April 4, 2006, the Company closed a private placement transaction exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended, pursuant to a Securities Purchase Agreement dated April 4, 2006 with certain accredited investors (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Company issued securities in the form of (i) senior convertible notes in aggregate principal amount of $22,000,000 (“Convertible Notes”) and, subject to the terms and conditions set forth therein, convertible into shares of the Company’s common stock, par value $.001 (“Common Stock”), (ii) Series A warrants to purchase up to 12,971,700 shares of Common Stock with an initial per share exercise price of $1.06 subject to adjustment (“Series A Warrants”), and (iii) Series B warrants to purchase up to 8,301,888 shares of Common Stock with an initial per share exercise price of $1.38 subject to adjustment (“Series B Warrants” and together with the Series A Warrants, the “Warrants”). The Series B Warrants are not initially exercisable and only become exercisable upon a mandatory conversion of the Convertible Notes conducted by the Company. The Warrants expire on the fifth anniversary of the closing date of the Securities Purchase Agreement.
The Company intends to use the net proceeds of $20,269,000 (i) to repay $2,818,745 in aggregate outstanding principal and accrued interest under two outstanding convertible notes, Trident Note and the DDH Note, and (ii) for general corporate purposes and working capital. The private placement was made by First Albany Capital as placement agent for the sale of the securities.
The Convertible Notes have a maturity date of April 4, 2009, whereupon the full outstanding balance owing thereunder is due and payable. Upon failure to repay outstanding amounts under the Convertible Notes, the Convertible Notes bear interest at a default rate of 12%. The Convertible Notes further provide that the holder of a Convertible Note has the right from time to time to convert any or all of the outstanding principal amount of such Convertible Note into shares of Common Stock at a conversion price equal to $1.06 subject to reduction in the event of certain dilutive issuances, as defined in the Convertible Notes.
Additionally, on April 4, 2006 the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which it is obligated to prepare and file on or before the date that is 45 days following the effectiveness of the Registration Rights Agreement, a registration statement covering the resale of the shares underlying the Convertible Notes and the Warrants. The Registration Rights Agreement further provides that the Company is obligated to use commercially reasonable best efforts to obtain effectiveness of such registration statement as soon as reasonably practicable, but no later than the date that is 120 days following the effectiveness of the Registration Rights Agreement. In the event that the Company fails to meet either the filing or the effectiveness deadlines, the Company shall become subject to certain liquidated damages as described in the Registration Rights Agreement.
Paradigm Transaction
On April 12, 2006, the Company entered into an Assignment and Transfer Agreement (with exhibits thereto, the “Agreement”) with Paradigm Asset Holdings, Inc. and Paradigm Strategic Exploration (collectively “Paradigm”).
Under the Agreement, Paradigm transferred to the Company its rights under an associated Volume Data Licensing Agreement with Seismic Exchange, Inc. (“SEI”), to obtain certain two-dimensional and three-dimensional seismic data from SEI. Under the terms of the Agreement, Touchstone will have two years from the date of the Agreement to select the seismic data. The Agreement also provides that Paradigm will provide the Company consulting and prospecting services relating to the Company’s three-dimensional seismic data selections under the Agreement. The Company will pay a consulting fee of $12,500 per month for these consulting and prospecting services for a period of 18 months commencing on July 1, 2006. Paradigm is also entitled under the Agreement to participate in any prospect developed in connection with the Agreement for up to 25% of the working interest on a non-promoted basis. Paradigm is also entitled to include others in such participation.
Under the Agreement, Paradigm has also assigned to Touchstone its rights and obligations in certain agreements it previously entered into with Trinity USA Partnership, LP and Black Stone Minerals Company, LP relating to certain prospects in Alabama.
In consideration for the transfer and assignment described above, Touchstone has agreed to issue a warrant to purchase up to 1,388,889 shares (the “Warrant Shares”), of the Company’s common stock exercisable at any time during the three year period following the date of the Agreement at an exercise price of $1.50 per share. In addition, Touchstone has agreed pursuant to the Agreement to issue 1,777,778 shares of Touchstone common stock to Paradigm and 1,000,000 shares of the Company’s common stock to SEI (collectively, the “Issued Shares”). Issuance of the Issued Shares is contingent upon stockholder approval of an increase in the authorized shares of Touchstone.
Pursuant to the Agreement, and in connection with its issuance of the Issued Shares and the Warrant Shares, the Company agreed to grant to Paradigm and SEI (and their permitted assigns)

rights to the registration for resale of the Issued Shares and the Warrant Shares. The Company is obligated to use its reasonable best efforts to prepare and file with the Securities Exchange Commission (“SEC”), within 60 days of the date the shares are issued, a registration statement under the Securities Act of 1933 to permit the public sale of the Issued Shares and the Warrant Shares. The Company is further obligated to cause the registration statement to be declared effective within 150 days of the date the shares are issued, except that if the Company has a registration statement pending with the SEC during this period, the Company may without penalty suspend filing of the registration statement until such time the pending registration statement is approved.
Current Oil and Gas Projects
We currently conduct our acquisition, exploration and development activities in Texas, Louisiana, Mississippi, Arkansas, Oklahoma, Alabama and New Zealand. To date, we have acquired interests in 12 oil and gas projects consisting of an aggregate of approximately 536,000 gross acres. A description of our principal projects is provided below.
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
Louisiana Shelf Project
We own a non-operated 24.98% working interest in State Lease 17742 in offshore Louisiana. We have participated in one well that was drilled and is currently shut in awaiting tie-in to existing production facilities if available, or construction of production facilities. The wellbore and the balance of the 600 acre lease is held by periodic payment of shut-in royalties to the State of Louisiana.
Wharton Project
We own a 17.82% operated interest in approximately 2,800 acres in Wharton and Jackson counties in multiple prospect areas. The prospect is less than 30 miles southwest of Houston in the northern part of Wharton County, and in Jackson County, Texas. To date, we have drilled and completed three wells in the Yegua formation. All three wells are presently shut in and will be plugged and abandoned unless production can be successfully re-established.

Stent Project
We own an approximate 18.56% non-operated working interest in Petroleum exploration permit 38722 in the Taranaki Basin in the form of a beneficial interest held and administered by the operator. The Taranaki Basin lies offshore along the western side of New Zealand’s North Island, a premier hydrocarbon province in New Zealand. The Stent Prospect consists of approximately 96,000 acres located onshore on the southern tip of the Taranaki basin. Discovery Geo is the operator of the underlying prospects. The initial test well was unsuccessful and we expect to abandon this prospect.
Awakino South Project
We own a 5.95% non-operated working interest in Petroleum Exploration Permit 38479 in New Zealand in the form of a beneficial interest held and administered by the operator. The Awakino Concession contains approximately 380,000 acres and includes the Awakino South Prospect and the Kahu Prospect. The Awakino South Prospect, or the “Big Bump,” is a large structure that folded Eocene-aged sediments above a late Tertiary-aged thrust fault. The objectives for the prospect are shallow marine sandstones of the Kapuni Group, which is the main producing interval in the basin. The Kahu Prospect, or the “Floor Fan,” is believed to be a shelf-bypassed turbidite sequence positioned basin-ward off the Awakino South Prospect. Depths for each of these prospects are estimated to be at approximately 9,000 feet. Discovery Geo is the operator of the underlying prospects. The prospect is currently scheduled for initial drilling in 2007.
Knox Miss Project
We own non-operated interests between approximately 27% and 68% in approximately 60,000 gross acres in the Black Warrior Basin in Northern Mississippi. Targeted objectives in the Black Warrior Basin are Pennsylvanian sands, Mississippian-aged carbonates and sands, and Ordovician dolomites. Prospects range in depth from approximately 7,000 to 15,000 feet. The project is currently under geological review for further exploration.
Martinez Ranch Project
We own a non-operated 15% working interest in three producing wells and the associated leasehold in approximately 1,600 acres in Zapata County in South Texas.

La Paloma Project
We own a non-operated 4.85% working interest in three wellbores and the associated leasehold in approximately 1,425 acres in Zapata County in South Texas. The prospect is operated by ConocoPhillips. Two wells are currently producing, with the third shut in for evaluation. A fourth well is currently being evaluated for completion.
Good Friday Project
We own a non-operated 10.56% working interest in one wellbore and the associated leasehold in approximately 2,000 acres in Zapata County in South Texas. The well is shut in for evaluation.
Vela Project
We own a 15.84% non-operated working interest in one wellbore and the associated leasehold in approximately 1,600 acres in Zapata County, Texas. The well is currently producing.
Checotah Prospect
We own up to a 50% operated working interest in approximately 11,000 leasehold acres in McIntosh County, Oklahoma overlying the Woodford and Caney Shales in the Arkoma Basin. There are eight wellbores on the property, which are presently shut in awaiting tie-in to facilities. We have drilled two wells to their total measured depth and are currently conducting a fracture stimulation procedure on one with a fracture stimulation procedure scheduled for the second.
Fayetteville Prospect
We own a 45% non-operated working interest in approximately 150,000 leased and committed acres in Woodruff, Monroe and St. Francis counties overlying the Fayetteville Shale in the Arkoma Basin. The initial well has been drilled to its total measured depth and is currently awaiting a fracture stimulation procedure.
Chitterling Prospect
In February 2006, the Company entered into an exploration agreement with Trinity USA Partnership, L.P. and others and participated in leasehold totaling approximately 800 acres in southern Alabama. Under the participation agreement, the Company reimbursed Trinity for its proportionate share of certain expenses totaling $39,375. Under the agreement, the Company owns approximately twenty percent (20%) of the leasehold acquired and bears twenty-five percent (25%) of the costs attributable thereto.
Results of Operations
Three Months Ended March 31, 2006
Compared to the Three Months Ended March 31, 2005
Revenues
Revenues consist of fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator or from sales of oil and gas projects in which we have a majority interest.
We generated $489,390 of revenue during the three-month period ended March 31, 2006 as compared to $115,296 during the three-month period ended March 31, 2005. The $374,094 increase in revenues was due to an increase in sales of oil and gas offset by a decrease in revenue generated as an operator. We expect revenues to increase in the future from sales of oil and gas from our various working interests.

Exploration Expenses
Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, and other exploration expenses. Exploration expenses were $174,231 during the three-month period ended March 31, 2006. We incurred nominal exploration expenses during the three-month period March 31, 2005.
Operating Expenses
Operating expenses increased to $138,939 from $0 in the quarter ended March 31, 2006 as a result of our share of expenses related to the proved properties.
Share Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). As a result, the company incurred stock based compensation cost of $297, 527 in the quarter ended March 31, 2006.
Depreciation and Depletion
Depreciation and depletion increased to $344,574 for the three months ended March 31, 2006 from zero for the three months ended March 31, 2005. The increase was related mainly to depletion of our oil and gas interest as a result of production of oil and gas.
Loss From Limited Partnerships
As a result of the reorganization of the Company during the fourth quarter of 2005, there were no losses from limited partnerships or limited liability companies during the quarter ended March 31, 2006.
Impairment of Oil and Gas Properties and Equity Investments
We review our long-lived assets, including our oil and gas properties and equity investments, whenever events for impairment or circumstances indicate that the carrying value of those assets may not be recoverable. We incurred $292,375 of non-cash charges associated with the impairment of the carrying value our Martinez Field during the three-month period ended March 31, 2006 as compared to $790,177 of non-cash charges during the three-month period ended March 31, 2005. The primary reason for the impairment charges in 2006 was due to additional information related to our Martinez Field.
General and Administrative Expenses
General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses were $1,493,749 for the three-month period ended March 31, 2006 as compared to $858,669 for the three-month period ended March 31, 2005. The increase was due primarily to professional fees and payroll costs related to the growth of our business during the last three months.
Interest Expense
Interest expense consists of certain non-cash charges and interest accrued on our various debt obligations. We incurred $117,392 of interest expense during the three-month period ended March 31, 2006 as compared to $596,220 during the three-month period ended March 31, 2005. The interest expense consisted of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business. Specifically, we incurred interest expense of $61,500 under the convertible promissory note due to Trident Growth Fund, LP, $29,589 under the convertible promissory note due to DDH Resources II, Ltd. (“DDH Note”) and $23,429 due to Endeavour International Corporation (the “Endeavour Note”) as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The decrease was due primarily to non-cash charges associated with beneficial conversion features and ascribed value of attached warrants on convertible debt equal to approximately $335,000 on the DDH Note and $110,000 on the Westwood Note recorded as interest expense for the three month period ended March 31, 2005.
Minority Interest and (Profits) Losses
Minority interest consists of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to our minority interest holders if we do not own 100% of the interest in the consolidated subsidiaries. Minority interest decreased $258,352 to $0 during the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. The decrease resulted from our withdrawal of investment in the consolidated subsidiaries in which we did not own 100% of the ownership interest during the fourth quarter of 2005.
Liquidity and Capital Resources
Net cash used in operating activities was $4,392,801 for the three-month period ended March 31, 2006 as compared to net cash used in operating activities of $654,644 for three-month period ended March 31, 2005. The $3,738,156 increase in cash used in operating activities was primarily due to an increase in prepaid exploration costs of $2,234,973 due to an increase in the number of exploration projects, a decrease of $2,969,033 of payables, decrease of $483,625 of non-cash charges associated with beneficial conversion features on convertible debentures, offset with a decrease in accounts receivable and restricted cash of $2,021,554 due to transfer of operatorship on various projects, Net cash used in investing activities was $4,877,910 for the three-month period ended march 31, 2006 as compared to net cash used in investing activities of $1,472,275 for three-month period ended March 31, 2005. The $3,417,447 increase in cash used in investing activities was primarily due to an increased purchases of oil and gas interests and drilling costs of $4,815,818 in our Fayetteville shale project, which amounts were offset by a decrease in investments in limited partnership interests and limited liability companies of $1,915,900, as we shifted our focus away from making such investments in 2006.

Net cash provided by financing activities was $5,796,128 for the three-month period ended March 31, 2006 compared to $5,346,580 for the three-month period ended March 31, 2005. The amounts in both periods represent mostly net proceeds from sales of our equity securities.
At March 31, 2006, we had a working capital deficit of $5,114,343, compared to a working capital deficit of $2,190,352 at March 31, 2005. The $2,923,991 increase in working capital deficit was due primarily to a decrease in cash and cash equivalents of $2,655,438, primarily related to purchases of oil and gas interests and drilling costs. On April 4, 2006, the Company closed a private placement transaction exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended, pursuant to a Securities Purchase Agreement dated April 4, 2006 with certain accredited investors (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Company issued securities in the form of (i) senior convertible notes in aggregate principal amount of $22,000,000 (“Convertible Notes”) and, subject to the terms and conditions set forth therein, convertible into shares of the Company’s common stock, par value $.001 (“Common Stock”), (ii) Series A warrants to purchase up to 12,971,700 shares of Common Stock with an initial per share exercise price of $1.06 subject to adjustment (“Series A Warrants”), and (iii) Series B warrants to purchase up to 8,301,888 shares of Common Stock with an initial per share exercise price of $1.38 subject to adjustment (“Series B Warrants” and together with the Series A Warrants, the “Warrants”). The Series B Warrants are not initially exercisable and only become exercisable upon a mandatory conversion of the Convertible Notes conducted by the Company. The Warrants expire on the fifth anniversary of the closing date of the Securities Purchase Agreement.
We used a portion of the proceeds from this offering to repay the DDH Note and the Trident Note.
We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.
We will need significant funds to meet capital costs and drilling and production costs in our various oil and gas projects to explore, develop, produce and eventually sell the underlying oil and gas reserves. Specifically, we expect to incur capital expenditures, and production and other costs of approximately $38.8 million with respect to our jointly owned properties for the calendar year ending December 31, 2006  as follows (each amount an approximation):
•	$28,200,000 for development and operating costs in the Fayetteville Shale Project

•	$9,200,000 for development and operating costs in the Caney Shale Project;

•	$90,000 for operating costs in the Martinez — Lobo Wilcox Project;

•	$9,000 for exploration costs in the Knox Miss Project;

•	$23,000 for exploration and operating costs in the Las Paloma Project;

•	$700,000 for exploration, development and operating costs in the Flores Field - Vicksburg Project;

•	$300,000 for exploration, development and operating costs in the Sullivan City Field - Vicksburg Project;

•	$170,000 for exploration and operating costs in the Wharton — Guenther Offset Project;

•	$39,000 for exploration expenses related to the Chitterling Prospect;

•	$75,000 for consulting services related to the Paradigm Project.
If any of the other owners of leasehold interests in any of the projects in which we participate fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.
Touchstone Louisiana, Inc., our wholly-owned subsidiary, issued a $2,000,000 promissory note (the “Endeavour Note”) to Endeavour International Corporation as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The Endeavour Note accrues interest at the rate of 3% per annum. The repayment of principal and payment of accrued interest under the Endeavour Note is based on 25% of the monthly cash flows (as defined in the note) of the project. The Endeavour Note contains accelerated payment provisions in the event certain production levels for any of the oil and gas wells are met or exceeded. We expect payments to commence once the wells start producing per the terms of the Endeavour Note.
We will need a total of approximately $47.7 million to execute our 2006 business plan, repayment of debt, satisfy capital expenditures, and pay drilling and production costs on our various interests in oil and gas prospects for the calendar year 2006. Of this amount, we will need approximately $38.8 million for capital calls and production costs with respect to our various jointly owned properties, repay $3.0 million of existing debt and approximately $5.9 million for general corporate expenses for the 2006 calendar year. We closed a private placement offering in January 2006 which generated $5.9 million net proceeds. In addition we closed a private placement transaction described above on April 4, 2006 generating $20.3 million in net proceeds. We expended the majority of these funds for the purposes described above and have approximately $6.9 million on hand as of May 12, 2005. Accordingly, we will be required to raise approximately $15.0 million in additional funds through sales of our securities or otherwise to sustain operations at current levels and satisfy our existing financial obligations. In the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the foregoing amounts through December 31, 2006. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments, and operate at current levels through December 31, 2006. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.
Off-Balance Sheet Arrangements
As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Critical accounting policies are defined as those significant accounting policies that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgment — often because of the need to make estimates about the effects of inherently uncertain matters. We consider an accounting estimate or judgment to be critical if: (i) the nature of the estimates and assumptions is material because of the subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material.
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
Impairment of Properties
We review our improved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves, utilizing a risk-free rate of return. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.
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
For a more complete discussion of our accounting policies and procedures, see our Notes to Financial Statements as of December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended March 31, 2006, a 10% fluctuation in the prices for natural gas and oil production would have had less than an approximate $0.1 million impact on our revenues.
Item 4. Controls and Procedures.
An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Treasurer, who serves as our principal financial officer (“Treasurer”). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
As part of this evaluation, our CEO and Treasurer reviewed a letter dated July 11, 2005 from L J Soldinger Associates LLC, our independent registered accountants, addressed to our Board of Directors which identified a number of reportable conditions that it considers to be material weaknesses in our internal control over financial reporting that were discovered during its audit of our financial statements for the year ended December 31, 2004. The significant deficiencies noted were: (a) inability to timely and accurately close books and records at the end of each reporting period; (b) insufficient number of accounting and financial personnel; (c) deficiencies in the recording and classification of unproved and proved oil and gas properties and in the calculation of the working percentage interests in or impairments of certain of wells; (d) insufficient procedures to detect errors in the books of the limited liability companies and limited partnerships in which the Company has an equity interest; (e) improper or lack of accounting for and/or failure to identify transactions; (f) inadequate controls relating to the receipt and disbursement of cash received in accordance with joint interest agreements; and (g) weakness in the process and tools used to consolidate the financial statements of the Company and our subsidiaries. Our auditors have informed us that a new letter will be issued related to the 2005 audit.
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
During the third quarter of 2005, we retained a chief executive officer with over 35 years of industry experience and an additional executive officer with more than 7 years of experience in the legal and business aspects of oil and gas exploration transactions. Since his appointment, our new CEO has devoted substantial time addressing each of the material weaknesses in our internal controls over financial reporting identified above, and is committed to effectively remediating them as soon as possible. Under his direction, we are in the process of establishing a plan to address our deficiencies and improve our control environment. The principal components of the plan include: (i) establishing and implementing additional controls and procedures related to improving the supervision and training of our accounting staff, particularly with respect to SEC guidelines relating to oil and gas operations; (ii) retaining additional persons to serve on our accounting staff; (iii) retaining a chief financial officer, chief accounting officer, and additional executive management with extensive experience in preparing natural gas and oil reserve estimates and in petroleum accounting matters; (iv) modifying systems and/or procedures to ensure appropriate segregation of responsibilities for accounting personnel; (v) establishing and implementing procedures to require our engineering staff to communicate all information regarding all wells and properties in which we have an interest to our accounting staff on a “real time” basis; (vi) establishing and implementing procedures to require our accounting staff to engage in constant communication with the operators of our prospects to ensure timely reporting to us; (vii) engaging an independent, industry recognized reservoir engineering firm to perform an audit of our oil and gas reserves; and (viii) obtaining direct ownership of our working interests in order to eliminate any reliance on the management and accounting functions of the limited partnerships and limited liability companies in which we have an interest. We expect the forgoing actions and controls to be fully in place by no later than the end of the third quarter 2006. Progress made regarding the plan established by the CEO to address the deficiencies and improve our control environment, has been outlined below.
Concurrent with the establishment of the forgoing, we will be initiating a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which we expect apply to us as of December 31, 2006. This project will entail a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.
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
Except as noted below, there has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Changes in our internal controls and actions taken during the first quarter of 2006 to address deficiencies as noted above include:

•	hiring a Chief Financial Office and a Chief Operating Officer;
•	controls implemented regarding expenditure approval and cash receipt and disbursements;
•	implementation of controls related to budgeting and capital expenditure approvals;
•	improved segregation of duties within the organization;
•	engaging an independent, industry recognized reservoir engineering firm to perform an audit of our oil and gas reserves;
•	obtaining direct ownership of our working interests in order to eliminate any reliance on the management and accounting functions of the limited partnerships and limited liability companies in which we have an interest.
PART II. OTHER INFORMATION
Item 1. Legal Proceeding
We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.
Item 1A. Risk Factors
Short-term need to increase authorized capital stock
We are authorized to issue 150,000,000 shares of common stock, almost all of which have been issued or reserved for issuance to cover the potential exercise of outstanding convertible notes, options and warrants. Accordingly, we do not have sufficient authorized capital available to permit any material issuance of securities until our Articles of Incorporation are amended. We have submitted a proposal to our stockholders to increase our authorized shares of common stock to 300,000,000 shares. The vote is expected to occur on May 23, 2006 at our annual meeting. If we are not able to receive sufficient votes to approve this increase, we will be materially and adversely affected both under our current agreements and in our ability to raise capital in the near-term.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 4, 2006, the Company closed a private placement transaction exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended, pursuant to a Securities Purchase Agreement dated April 4, 2006 with certain accredited investors (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Company issued securities in the form of (i) senior convertible notes in aggregate principal amount of $22,000,000 (“Convertible Notes”) and, subject to the terms and conditions set forth therein, convertible into shares of the Company’s common stock, par value $.001 (“Common Stock”), (ii) Series A warrants to purchase up to 12,971,700 shares of Common Stock with an initial per share exercise price of $1.06 subject to adjustment (“Series A Warrants”), and (iii) Series B warrants to purchase up to 8,301,888 shares of Common Stock with an initial per share exercise price of $1.38 subject to adjustment (“Series B Warrants” and together with the Series A Warrants, the “Warrants”). The Series B Warrants are not initially exercisable and only become exercisable upon a mandatory conversion of the Convertible Notes conducted by the Company. The Warrants expire on the fifth anniversary of the closing date of the Securities Purchase Agreement.
In consideration for the transfer and assignment described above relating to the Paradigm transaction, Touchstone has agreed to issue a warrant to purchase up to 1,388,889 shares (the “Warrant Shares”), of the Company’s common stock exercisable at any time during the three year period following the date of the Agreement at an exercise price of $1.50 per share. In addition, Touchstone has agreed pursuant to the Agreement to issue 1,777,778 shares of Touchstone common stock to Paradigm and 1,000,000 shares of the Company’s common stock to SEI (collectively, the “Issued Shares”). Issuance of the Issued Shares is contingent upon stockholder approval of an increase in the authorized shares of Touchstone.
Item 3. Defaults Upon Senior Senior Securities
None
Item 4. Submission of Matters to Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Exhibit
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHSTONE RESOURCES USA, INC.
(Registrant)
Date: May 15, 2006
/s/ Roger L. Abel

Roger L. Abel
President and Chief Executive Officer
(Principal Executive Officer

TOUCHSTONE RESOURCES USA, INC.
Date: May 15, 2006
/s/ Stephen C. Haynes

Stephen C. Haynes
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.