Form 10-Q
period 2006-06-30
CYGNUS OIL & GAS CORP
filed 2006-08-14
CIK 1162721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file no. 000-50228
CYGNUS OIL AND GAS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0967974

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
1600 Smith Street
Suite 5100
Houston, TX 77002
(Address of Principal Executive Offices)
(713) 784-1113
(Registrant’s Telephone Number, including Area Code)
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: There were 83,680,535 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of August 10, 2006.

CYGNUS OIL AND GAS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2006

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYGNUS OIL AND GAS CORPORATION
(A Development Stage Entity)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,439,924	$4,632,988
Restricted cash — joint interest	465,303	382,525
Accounts receivable	156,546	159,559
Accounts receivable — joint interest	2,247,165	1,075,746
Accounts receivable — joint interest related party	—	492,988
Notes and interest receivable	29,153	30,371
Due from related party	271,754	359,559
Prepaid loan costs	749,340	19,997
Prepaid drilling costs and advances to operator	1,845,310	1,209,583
Prepaid expenses	557,414	318,091

Total current assets	9,761,909	8,681,407
Oil and gas properties using successful efforts:
Developed oil and gas interests, net	5,399,962	3,507,316
Undeveloped	19,894,072	4,125,578
Property, plant and equipment, net	272,047	—
Due from related party	171,452	—
Prepaid loan costs — non-current	1,311,340	—
Investment in limited liability companies	54,141	54,141
Fixed assets, net	108,925	66,360
Deposits	—	30,149

	$36,973,848	$16,464,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,660,879	$2,695,935
Accounts payable — joint interest	1,448,751	2,412,060
Notes payable	271,934	369,105
Notes payable — related parties	64,296	115,005
Convertible debentures, net	—	3,050,000
Registration rights penalty payable	2,416,769	—
Fair value of derivatives — registration rights penalty	—	1,696,647

Total current liabilities	6,862,629	10,338,752
Non-current liabilities
Notes payable — non-current	1,476,951	1,534,660
Convertible debentures, net — non-current	15,745,277	—

Total non-current liabilities	17,222,228	1,534,660
Commitment and contingencies
Stockholders’ equity
Preferred stock; $.001 par value; authorized — 5,000,000 shares; shares issued and outstanding — 579,563 and 710,063 at June 30, 2006 and December 31, 2005, respectively. Liquidation preference: $7,136,651	579	710
Common stock; $.001 par value; authorized — 300,000,000 shares; shares issued and outstanding — 83,458,535 at June 30, 2006 and 63,982,329 issued and outstanding and 6,763,333 issuable at December 31, 2005	83,458	70,746
Additional paid-in capital	54,029,158	36,607,833
Deficit accumulated during the development stage	(41,224,204)	(32,087,750)

Total stockholders’ equity	12,888,991	4,591,539

	$36,973,848	$16,464,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYGNUS OIL AND GAS CORPORATION
(A Development Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

					March 5, 2001
	Three Months		Six Months		(Inception) to
	Ended June 30,		Ended June 30,		June 30,
	2006	2005	2006	2005	2006
Revenues	$252,351	$78,554	$741,741	$193,850	$1,431,082

Expenses:
Exploration expenses	3,363,842	43,355	3,538,073	52,175	5,145,830
Operating expenses	181,123	—	320,062	—	632,980
Impairment of oil and gas properties	—	(50,726)	292,375	739,451	2,220,467
Impairment of goodwill — related party	—	—	—	—	657,914
Bad debt expense — related party	—	—	—	—	136,607
Bad debt expense	—	—	—	—	40,454
Share-based compensation	270,296	—	567,823	—	567,823
Depreciation and depletion	239,635	—	584,209	—	765,184
General and administrative	1,903,338	944,653	3,397,087	1,803,322	9,296,226

Total expenses	5,958,234	937,282	8,699,629	2,594,948	19,463,485

Loss from operations	(5,705,883)	(858,728)	(7,957,888)	(2,401,098)	(18,032,403)

Other (income) expense
Loss from limited partnerships and limited liability companies	—	2,758,917	—	3,313,936	8,626,796
Impairment of equity investment	—	—	—	—	139,502
Registration rights penalty	(14,859)	—	(8,326)	—	1,690,587
Other income	—	—	—	—	(273,987)
Interest income	(43,758)	(10,131)	(44,628)	(10,624)	(83,063)
Interest expense	818,496	508,013	935,888	1,104,233	10,843,676

Total other expense	759,879	3,256,799	882,934	4,407,545	20,943,511

Loss before minority interest and pre-acquisition losses	(6,465,762)	(4,115,527)	(8,840,822)	(6,808,643)	(38,975,914)

Add back:
Minority interest	—	37,134	—	295,486	557,874
Pre-acquisition losses	—	—	—	—	211,315

Total minority interest and pre-acquisition losses	—	37,134	—	295,486	769,189

Net loss	(6,465,762)	(4,078,393)	(8,840,822)	(6,513,157)	(38,206,725)
Preferred dividend on Series A Preferred Stock	(143,252)	(721,961)	(295,632)	(2,243,361)	(3,017,479)

Net loss to common stockholders	$(6,609,014)	$(4,800,354)	$(9,136,454)	$(8,756,518)	$(41,224,204)

Net loss per common share — basic and diluted	$(0.08)	$(0.08)	$(0.12)	$(0.14)	$(0.36)

Weighted average number of common shares outstanding — basic and diluted	82,317,721	61,118,680	79,421,317	60,946,688	115,880,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYGNUS OIL AND GAS CORPORATION
(A Development Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		March 5, 2001
	June 30,		(Inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities
Net cash used in operating activities	$(6,398,824)	$(1,489,596)	$(12,976,760)

Cash flows from investing activities
Cash acquired from acquisition of wholly-owned subsidiaries and limited partnership interest	—	—	4,715
Repayment of note receivable — related party	(49,700)	2,000	721,939
Notes receivable	(148,369)	(10,184)	(315,840)
Notes receivable — related party	—	(752,000)	(804,975)
Purchase of oil and gas interests and drilling costs	(17,541,398)	(90,194)	(22,820,763)
Purchase of oil and gas pipeline	(272,047)	—	(272,047)
Refund of payments for oil and gas interests and drilling costs	—	500,000	—
Investment in limited partnership interests	—	(2,818,587)	(11,512,785)
Distributions from limited partnerships	62,928	10,000	512,067
Purchase of fixed assets	(52,989)	(7,726)	(112,183)

Net cash used in investing activities	(18,001,575)	(3,166,691)	(34,599,872)

Cash flows from financing activities
Advances from stockholder	—	—	10,000
Repayments to stockholder	—	—	(10,000)
Proceeds from notes payable	—	—	807,100
Proceeds from notes payable — related party	—	—	279,000
Repayment of notes payable	(2,747,170)	(101,100)	(8,197,814)
Repayment of notes payable — related party	—	(82,048)	(248,548)
Proceeds from issuance of convertible debt	22,000,000	—	33,090,000
Loan costs	(1,899,515)	—	(2,003,515)
Capital contributed by officer	—	—	15,000
Minority contributions, net of issuance costs	—	116,690	3,325,500
Proceeds from issuance of preferred stock, net of issuance costs	—	6,940,081	6,940,081
Proceeds from issuance of common stock, net of issuance costs	5,854,020	408,931	17,009,752

Net cash provided by financing activities	23,207,335	7,282,554	51,016,556
Net (decrease) increase in cash and cash equivalents	(1,193,064)	2,626,267	3,439,924
Cash and cash equivalents at beginning of period	4,632,988	594,182	—

Cash and cash equivalents, end of period	$3,439,924	$3,220,449	$3,439,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYGNUS OIL AND GAS CORPORATION
(A Development Stage Entity)
Notes to Condensed Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein have been prepared by Cygnus Oil and Gas Corporation (the “Company” or “We”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
For comparability, certain reclassifications have been made to prior years’ financial statements to conform with the presentation used in the current period. These reclassifications had no effect on reported net loss.
NOTE 2 — DESCRIPTION OF BUSINESS
Effective June 9, 2006, the Company changed its name from “Touchstone Resources USA, Inc.” to “Cygnus Oil and Gas Corporation.”
Cygnus Oil and Gas Corporation was incorporated under the laws of Delaware on March 5, 2001.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidated Financial Statements
The accompanying consolidated financial statements include all of the accounts of Cygnus Oil and Gas Corporation and its nine subsidiaries consisting of:
•	Cygnus Operator, Inc. (“Cygnus Operator”), formerly known as Touchstone Resources USA, Inc. (“Touchstone Texas”), a wholly-owned Texas corporation incorporated in May 2000.

•	Cygnus New Zealand, Inc. (“Cygnus New Zealand”), formerly known as Touchstone New Zealand, Inc. (“Touchstone New Zealand”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Cygnus Louisiana, Inc. (“Cygnus Louisiana”), formerly known as Touchstone Louisiana, Inc. (“Touchstone Louisiana”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Cygnus Texas Properties, Inc. (“Cygnus Texas Properties”), formerly known as Touchstone Texas Properties, Inc. (“Touchstone Texas Properties”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Cygnus Oklahoma, LLC (“Cygnus Oklahoma”), formerly known as Touchstone Oklahoma, LLC (“Touchstone Oklahoma”), a wholly-owned Delaware limited liability company formed in June 2004.

•	PF Louisiana, LLC (“PF Louisiana”), a wholly-owned Delaware limited liability company formed in August 2004.

•	Cygnus Mississippi, LLC (“Cygnus Mississippi”), formerly known as Touchstone Mississippi, LLC (“Touchstone Mississippi”), a wholly-owned Delaware limited liability company formed in October 2005.

•	Cygnus Oklahoma Operating, LLC (“Cygnus Oklahoma Operating”), formerly known as CE Operating, LLC (“CE Operating”), a wholly-owned Oklahoma limited liability company formed in May 2005.

•	PHT West Pleito Gas, LLC (“PHT West”), an 86% owned Delaware limited liability company formed in April 2004.
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
Segment Information
Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined it has one reportable operating segment, which is the acquisition, exploration and development of natural gas and oil properties. The Company’s operations are conducted in two geographic areas as follows:
Operating revenues for the six months and three months ended June 30, 2006 and 2005 by geographical area were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$741,741	$193,850	$252,351	$78,554
New Zealand	—	—	—	—

	$741,741	$193,850	$252,351	$78,554

Long-lived assets as of June 30, 2006 and December 31, 2005 by geographical area were as follows:

	June 30,	December 31,
	2006	2005
United States	$25,564,208	$7,588,456
New Zealand	164,939	164,939

	$25,729,147	$7,753,395

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	Six Months Ended
	June 30,
	2006	2005
Warrants	35,126,823	10,973,107
Options	5,426,540	—
Convertible debt	20,754,717	4,050,000
Series A convertible preferred stock	5,795,630	7,100,630

	67,103,710	22,123,737

NOTE 4 — STOCK-BASED COMPENSATION
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Cygnus adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
There was $567,823 and $270,296 of compensation costs related to non-qualified stock options recognized in operating results for the six months and three months ended June 30, 2006, respectively. Since the Company has generated losses from its inception, no associated future income tax benefit was recognized for the three or six months ended June 30, 2006.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Historical volatilities based on the historical stock trading prices of Cygnus are used to calculate the expected volatility. We used the simplified method as defined under the SEC Staff Accounting Bulletin No. 107, Topic 14: “Share-based Payment,” to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine the fair value of stock options issued:

June 30, 2006
Expected volatility	49.27%
Expected annual dividend yield	0.00%
Risk free rate of return	4.00%
Expected life (years)	4.2
No stock options were awarded in the six months ended June 30, 2005 and therefore no fair value disclosure is provided for this period.
At June 30, 2006, there was $1,245,187 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 6.47 years. The total fair value of options vested during the six months ended June 30, 2006 was approximately $37,552.

NOTE 5 — GOING CONCERN
The Company is in the development stage and has incurred losses since its inception. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.
The Company believes that cash on hand and the proceeds that it plans to raise from private offerings of securities and its current and projected revenues from oil and gas operations will be sufficient to fund its operations through June 2007. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.
The Company’s ability to continue as a going concern is dependent upon the Company raising additional financing and equity on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6 — DUE FROM RELATED PARTY
As of June 30, 2006, Cygnus Mississippi, and Cygnus New Zealand had receivables of $93,374 and $30,011 due from Knox Miss Partners, LP and Awakino South Exploration, LLC, respectively, as a result of the corporate structure reorganization of the Company during 2005. Cygnus Louisiana had receivables due from Louisiana Shelf Partners in the amount of $171,452 as of June 30, 2006. In addition, the Company had advanced a total of $148,369 to Checotah Pipeline, LLC to help fund startup operations.
NOTE 7 — INVESTMENT IN LIMITED LIABILITY COMPANIES
The following table summarizes the Company’s interests in oil and gas non-public limited liability companies accounted for under the equity method of accounting:

	June 30, 2006		December 31, 2005
		Temporary		Temporary
		Excess of		Excess of
		Carrying Value		Carrying Value
	Carrying Value	Over Net Assets	Carrying Value	Over Net Assets
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
LS Gas, LLC	1,000	1,000	1,000	1,000
Checotah Pipeline, LLC	45,000	—	45,000	—
2001 Hackberry Drilling Fund Partners, LP	8,141	—	8,141	—

	$54,141	$1,000	$54,141	$1,000

NOTE 8 — OIL AND GAS PROSPECTS
Fayetteville Shale
In October 2005, the Company entered into an Exploration and Development Agreement with two industry partners to acquire acreage for development in Northern Arkansas. Upon entering the agreement, the Company owned forty-five percent (45%) of the leasehold acquired and bears forty-five percent (45%) of the costs attributable thereto. Pursuant to this agreement, as of June 30, 2006, the Company has acquired leases in the total amount of $15,363,651. As of June 30, 2006, the Company also recorded prepaid drilling costs in the amount of $1,798,172. The Company bears forty-five percent (45%) of the costs of drilling, completing, testing and equipping the well. In the Fayetteville prospect, three wells, operated by others, have been drilled and tested. The first two wells, Williamson Bros. #1-36H and the Byers #1-3H, are not presently on production and are awaiting additional testing procedures. The third well, the Morris #1-3H in Woodruff County, Arkansas, was spud on July 1, 2006. The well was drilled vertically to a total depth of 6,883 feet and logged. After evaluation of the logs, mud logs and drilling data, the operator recommended plugging and abandoning the well. Cygnus concurred with the operator’s recommendation, and elected to plug and abandon the well. A fourth well is expected to spud during the middle of August 2006.
Chitterling Prospect
In February 2006, the Company entered into an exploration agreement with Trinity USA Partnership, L.P. (“Trinity”) and others and participated in a leasehold totaling approximately 800 acres in southern Alabama. Under the participation agreement, the Company reimbursed Trinity for its proportionate share of certain costs totaling $39,375. Under the agreement, the Company owns approximately twenty percent (20%) of the leasehold acquired and bears twenty-five percent (25%) of the costs attributable thereto.

NOTE 9 — NOTES PAYABLE
The following schedule summarizes the current and non-current portion of Company’s debt as of June 30, 2006:

Payable to	Current	Non-current	Total
2001 Hackberry Drilling Fund, LP	$59,493	$—	$59,493
Louisiana Shelf Partners, LP (“LSP”)	4,037	—	4,037
Mark Bush	766	—	766

Subtotal — related parties	64,296	—	64,296

IL Resources — 3%	110,000	—	110,000
John Paul Dejoria — 10%	138,857	—	138,857
Insurance policies financing — 6%	20,077	—	20,077
Other — non-interest bearing	3,000	—	3,000
Endeavour — 3%	—	2,000,000	2,000,000

	271,934	2,000,000	2,271,934
Less unamortized discount	—	523,049	523,049

Subtotal	271,934	1,476,951	1,748,885

	$336,230	$1,476,951	$1,813,181

The following schedule summarizes the current and non-current portion of Company’s debts as of December 31, 2005:

Payable to	Current	Non-current	Total
2001 Hackberry Drilling Fund, LP	$59,494	$—	$59,494
LSP	54,745	—	54,745
Mark Bush	766	—	766

Subtotal — related parties	115,005	—	115,005

IL Resources — 3%	110,000	—	110,000
John Paul Dejoria — 10%	138,857	—	138,857
Insurance policies financing — 6%	117,248	—	117,248
Other — non-interest bearing	3,000	—	3,000
Endeavour — 3%	—	2,000,000	2,000,000

	369,105	2,000,000	2,369,105
Less unamortized discount	—	465,340	465,340

Subtotal	369,105	1,534,660	1,903,765

	$484,110	$1,534,660	$2,018,770

NOTE 10 — CONVERTIBLE DEBENTURES
Convertible debentures consisted of the following at:

	June 30,	December 31,
	2006	2005
7.5% Senior convertible note — Kings Road Holdings II, LLC	$11,000,000	$—
7.5% Senior convertible note — Capital Ventures International	4,000,000	—
7.5% Senior convertible note — SF Capital Partners, LTD	4,000,000	—
7.5% Senior convertible note — RHP Master Fund, LTD	3,000,000	—
12% Secured convertible note — Trident Growth Fund, LP (“Trident”)	—	2,050,000
12% Convertible promissory note — DDH Resources II Limited (“DDH”)	—	1,000,000

	22,000,000	3,050,000
Less unamortized discount	6,254,723	—

	15,745,277	3,050,000
Less long-term portion	15,745,277	—

Current portion of convertible debentures	$—	$3,050,000

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
On March 23, 2006, Trident waived compliance with all financial covenants contained in the Trident Note and extended the note to May 7, 2006, in consideration for which the Company issued a warrant to Trident to purchase 50,000 shares of common stock at an exercise price of $0.90 per share. In addition, the Company and Trident agreed that in the event that the Company raises funds sufficient to repay the Trident Note through private placement of equity or debt during the term of the note, the Company is obligated to repay the principal plus any accrued interest of the note within ten days of the closing of such placement. In April 2006, the Company repaid a portion of the Trident Note together with unpaid interest in the amount of $1,653,375. Trident converted the remaining portion of the $400,000 note into 444,444 shares of the Company’s common stock at a conversion price of $0.90 per share.
In April 2006, the Company repaid the principal and accrued interest on the DDH Note in the amount of $1,165,370.
On April 4, 2006, the Company closed a private placement offering (“the Offering”) pursuant to a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain accredited investors, resulting in net proceeds of approximately $20,100,486. Pursuant to the Offering, the Company issued: (i) senior convertible notes in the aggregate amount of $22,000,000 maturing April 4, 2009, and bearing interest at 7.5% per annum. The holders of the notes have the right at any time to convert all or a portion of the principal amount of the notes into shares of the company’s common stock at a conversion price of $1.06 per share, (ii) Series A warrants to purchase up to 12,971,700 shares of common stock at an exercise price of $1.06 per share subject to adjustment, and (iii) Series B warrants to purchase up to 8,301,888 shares of common stock with a per share exercise price of $1.38 subject to adjustment (together with the Series A warrants, the “Warrants”). The Series A warrants are immediately exercisable. The Series B Warrants are not initially exercisable and only become exercisable upon a mandatory conversion of the convertible notes conducted by the Company. The Warrants expire on the fifth anniversary of the closing date of the Offering and contain anti-dilution provisions. The holders of the Warrants cannot exercise the warrants if such exercise results in the Warrant holders beneficially owning in excess of 4.99% of the Company’s outstanding shares of common stock. The Company has allocated the proceeds from issuance of the convertible notes and warrants based on a fair value basis for each item. The convertible promissory notes were recorded with discounts of $6,621,400 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. This discount is being amortized over the term of the loan. As of June 30, 2006, the Company amortized $366,677 of the discount.
In connection with the Offering, the Company paid $1,559,403 and $180,000 to First Albany Capital, Inc. (“First Albany”) and Casimir Capital, LP (“Casimir”), the placement agents of the Offering and also issued warrants to purchase 682,642 shares of the Company’s common stock at an exercise of $1.06 per share exercisable immediately and expiring in five years. The warrants were recorded as loan costs in the amount of $348,500, based on the ascribed value of the warrants as determined by the Black-Scholes Method. Total loans costs of $2,087,903 are being amortized over the term of the loans. In addition, the Company incurred legal costs of $160,111 that are being amortized over the term of the loans. As of June 30, 2006, the Company amortized $187,335 of loan costs.
In connection with the Offering, on April 4, 2006 the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) pursuant to which it is obligated to prepare and file on or before the date that is 45 days following the effectiveness of the Registration Rights Agreement, a registration statement covering the resale of the shares underlying the convertible notes and the Warrants. The Registration Rights Agreement further provides that the Company is obligated to use commercially reasonable best efforts to obtain effectiveness of such registration statement as soon as reasonably practicable, but no later than the date that is 120 days following the effectiveness of the Registration Rights Agreement. In the event that the Company fails to meet either the filing or the effectiveness deadlines, the Company shall become subject to certain liquidated damages as described in the Registration Rights Agreement. The Company filed the required registration statement on May 19, 2006, and it became effective July 7, 2006. As a result, the Company was not subject to the liquidated damages as described in the Registration Rights Agreement.
Also in connection with the Offering, certain officers of the Company and one of the Company’s significant stockholders (the “Affiliates”), who together directly own 9,020,778 shares of common stock representing 11.4% of the Company’s currently outstanding common stock, entered into a lock-up agreement (“Lock-up Agreement”) and a voting agreement (“Voting Agreement”) with the Company on April 4, 2006. Pursuant to the Lock-up Agreement, the Affiliates are not permitted to sell any securities of the Company that they beneficially own for a period of six months following the closing of the Securities Purchase Agreement. Pursuant to the Voting Agreement, the Affiliates are required to vote in favor of a proposal that will be included in the Company’s proxy statement for the 2006 annual meeting of stockholders to amend the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock.
NOTE 11 — STOCKHOLDERS’ EQUITY
On June 5, 2006, the Company filed an amendment to its certificate of incorporation pursuant to which, among other things, the Company increased the authorized number of shares of its common stock from 150,000,000 to 300,000,000.
Preferred Stock
As of June 30, 2006, the Company has recorded an accrued preferred stock dividend of $295,632.
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
The Company was required to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, but in no case later than 90 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company is required to pay certain penalties to the subscribers in this offering since a registration statement was not filed within 90 days after the termination of the offering and the registration statement was not declared effective within 180 days after the termination of the offering. The Company filed the required registration statement on May 19, 2006, and it became effective July 7, 2006. Prior to the filing, the Company had been subject to a penalty of 2% per month of the amount of the offering ($7,810,693) until it filed the registration statement. The penalty decreased to 1% per month until the registration statement became effective. The Company recorded a registration rights penalty payable of $1,718,344 as of June 30, 2006.
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
The Company evaluated its Series A Preferred Stock and related warrants for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) No 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force (“EITF”) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock”. It has determined that registration rights related to the Series A Preferred Stock and related warrants were subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The related Series A Preferred stock and warrants were not subject to derivative accounting but were subject to beneficial conversion accounting as described in the paragraph above. The Company has determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133. The fair value of these registration rights agreements was immaterial when they were initially granted in 2005 and at June 30, 2005. However, the fair value was determined to be $1,696,647 at December 31, 2005 and the Company recognized this amount as an expense and correspondingly as a liability. The Company filed a registration statement covering these securities on May 19, 2006, which became effective July 7, 2006. Having fulfilled their registration filing and effectiveness obligation, the Company has computed the amount of the penalty due to the shareholders at June 30, 2006 to be $1,718,344 and accordingly recorded the incremental increase in expenses and liabilities. As of June 30, 2006, the liability is no longer considered a derivative and the penalty amount has been reclassified as a registration rights penalty payable.

During March 2006, an investor elected to convert 28,000 shares of the Series A Preferred Stock into 280,000 shares of the Company’s common stock which was issuable as of March 31, 2006.
During the second quarter certain investors holding the Company’s Series A Preferred Stock elected to convert 102,500 Series A Preferred shares into 1,025,000 shares of the Company’s common stock.
Common Stock
On July 11, 2005, the Company’s Board of Directors approved and commenced an offering of up to 14,000,000 units of its securities, each unit consisting of two shares of the Company’s common stock and one three-year $1.50 common stock purchase warrant for a unit offering price of $1.80 (“July 2005 through January 2006 Offering”). The exercise price of the warrants will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which the Company is not the surviving corporation (other than a merger with a wholly owned subsidiary for the purpose of incorporating the Company in a different jurisdiction), all holders of the warrants shall be given at least fifteen (15) days notice of such transaction and shall be permitted to exercise the warrants during such fifteen (15) day period. Upon expiration of such fifteen (15) day period, the warrants shall terminate. The securities were issued in a private placement transaction to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D. The Company agreed to include the shares of common stock and shares of common stock issuable upon exercise of the warrants in any registration statement (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor form) they file with the Securities and Exchange Commission under the Securities Act for the purpose of registering the public sale of any of the Company’s securities.
The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of common stock issuable upon conversion or exercise, as applicable, of the common stock and warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 60 days after the termination of the offering or if the registration statement is not declared effective within 150 days after the termination of the offering. The Company filed the required registration statement on May 19, 2006, and it became effective July 7, 2006. Prior to the filing, the Company had been subject to a penalty of 2% per month of the amount of the offering ($13,968,501) until it filed the registration statement. The penalty decreased to 1% per month until the registration statement became effective. The Company recorded a registration rights penalty payable of $698,425 as of June 30, 2006.
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
In January 2006, in continuation of the July 2005 private offering, the Company sold 3,489,722 units in which 6,979,444 shares of common stock and 3,489,722 warrants were issued for a purchase price of $6,281,500. Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $1.50 per share for a term of three years. During January and February 2006, the Company paid a total of $830,632 for offering costs related to the July 2005 offering. The Company also issued a total of 220,755 warrants as offering costs in connection with the offering.
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

The Company evaluated stock and related warrants from its July 2005 through January 2006 Offering for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) No. 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force (“EITF”) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock.” It has determined that registration rights related to the stock and related warrants from July 2005 through January 2006 Offering were subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The stock and related warrants from July 2005 through January 2006 Offering were not subject to derivative accounting. The Company has determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133 to be $728,447 at January 27, 2006 (the effective closing date of the private offering) and the Company recognized this amount as a liability with a corresponding entry as a reduction in additional paid in capital. It was management’s opinion this cost was directly associated with the July 2005 through January 2006 Offering. Management concluded at that time it would not be able to file the registration statement on a timely basis to enable it to raise additional capital required to fund operations. The Company filed a registration statement covering these securities on May 19, 2006, which became effective July 7, 2006. Having fulfilled their registration filing and effectiveness obligation, the Company has computed the amount of the penalty due to the shareholders at June 30, 2006 to be $698,425 and accordingly recorded the incremental decrease in expenses and liabilities. As of June 30, 2006, the liability is no longer considered a derivative and the penalty amount has been reclassified as a registration rights penalty payable.
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
Under the Agreement, Paradigm has transferred to the Company its rights under an associated Volume Data Licensing Agreement with Seismic Exchange, Inc. (“SEI”), to obtain certain two- and three-dimensional seismic data from SEI. The Company will have two years from the date of the Agreement to select the seismic data and will be responsible for any reproduction costs as outlined in the Volume Data Licensing Agreement. Paradigm will provide consulting related to the Company’s three-dimensional seismic data selections under the Agreement. The Company will pay a consulting fee of $12,500 per month for these consulting services for a period of 18 months commencing on July 1, 2006. Paradigm is also entitled under the Agreement to participate in any prospect developed in connection with the Agreement for up to 25% of the working interest on a non-promoted basis. Paradigm is entitled to include others in such participation. Paradigm has also assigned its rights and obligations in certain agreements it previously entered into with Trinity and Black Stone Minerals Company, LP relating to certain oil and gas prospects in Alabama.
In consideration for the transfer and assignment described above, Cygnus has agreed to issue a warrant to purchase up to 1,388,889 shares, of the Company’s common stock exercisable at any time during the three year period following the date of the Agreement at an exercise price of $1.50 per share. Cygnus has also agreed to issue 1,777,778 shares of its common stock to Paradigm and 1,000,000 shares of the Company’s common stock to Georgia Stone Partnership, the designee of SEI. The Company recorded $3,319,445 as exploration costs based on the prevailing common stock share price and the ascribed value of the warrants issued as determined by using the Black Scholes Method.
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
Stock Warrants
The Company had the following outstanding common stock warrants to purchase its securities at June 30:

	2006		2005
	Number of	Exercise Price	Number of	Exercise Price
Expiration Date	Warrants issued	Per Share	Warrants issued	Per Share
April - July 2007	3,445,000	$2.00	3,445,000	$2.00
June 2007	250,000	$1.10	250,000	$1.10
July 2007	1,561,250	$2.00	1,561,250	$2.00
November 2007	600,000	$2.00	600,000	$2.00
Nov. and Dec. 2007	418,852	$2.00	418,852	$2.00
January 2008	87,959	$2.00	87,959	$2.00
March 2008	4,152,319	$1.50	4,152,319	$1.50
June 2008	107,727	$1.25	107,727	$1.25
Aug. 2008 - Jan. 2009	8,604,930	$1.50	—	—
October 2008	555,555	$1.50	—	—
March 2009	1,388,889	$1.50	100,000	$1.20
March 2011	13,654,342	$1.06	—	—
March 2014	300,000	$0.90	100,000	$1.00

Common Stock	35,126,823		10,823,107

Stock Options
The Company had the following outstanding common stock options at June 30:

	2006		2005
	Number of	Exercise Price	Number of	Exercise Price
Expiration Date	Options issued	Per Share	Options issued	Per Share
July 2012	4,876,540	$0.86	—	$—
September 2015	100,000	$0.96	—	$—
November 2015	200,000	$0.83	—	$—
January 2016	100,000	$1.05	—	$—
February 2016	150,000	$1.25	—	$—

Common Stock	5,426,540		—

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
New Lease Agreement
On May 19, 2006, the Company, entered into a lease agreement (the “Agreement”) with a third party (the “Lessor”), for approximately 15,000 rentable square feet of office space in Houston, Texas. The Agreement term is ten years and six months commencing on August 1, 2006. The Company will pay approximately $15,000 per month in base rent for the first 63 months and approximately $18,500 per month in base rent for the remaining lease term, subject to adjustment under certain conditions. In addition to the base rent, the Company is responsible under the Agreement for certain operating expenses and taxes with respect to the leased premises for the duration of the lease term. The Company has one option to renew the lease for an additional five years at the then-prevailing market rate. The Agreement also provides that the Company will indemnify and hold harmless the Lessor from and against certain liabilities, damages, claims, costs, penalties and expenses arising from the Company’s conduct related to the property.
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
NOTE 13 — SUBSEQUENT EVENTS
Relating to the Fayetteville prospect, the third well, the Morris #1-3H in Woodruff County, Arkansas, was spud on July 1, 2006. The well was drilled vertically to a total depth of 6,883 ft and logged. After evaluation of the logs, mud logs, and drilling data, the operator recommended plugging and abandoning the well. Cygnus concurred with the operator’s recommendation, and elected to plug and abandon the well. Since the well spud on July 1,2006, no provision for dry hole expense has been made in the financial statements as of June 30, 2006. A fourth well is expected to spud during the middle of August 2006.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.
Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	our ability to obtain sufficient financing to satisfy capital calls, debt obligations and operating expenses with respect to our oil and gas properties;

•	activity levels in the energy markets,

•	production levels,

•	reserve levels,

•	availability of gathering systems and pipeline transportation,

•	availability of equipment and supplies,

•	geologic conditions,

•	operational risks,

•	competitive conditions,

•	technology,

•	the availability of capital resources,

•	capital expenditure obligations,

•	the price, supply and demand for oil, natural gas and other products or services,

•	our limited operating history,

•	the weather,

•	inflation,

•	the availability of goods and services,

•	successful exploration and drilling,

•	drilling risks,

•	future processing volumes and pipeline throughput,

•	general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of our subsidiaries are doing business,

•	legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations,

•	the securities or capital markets,
and other factors disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless otherwise indicated or the context otherwise requires, all references to “Cygnus,” the “Company,” “we,” “us” or “our” and similar terms refer to Cygnus Oil and Gas Corporation and its subsidiaries.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and financial condition. Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our consolidated annual financial statements and the accompanying notes thereto included in our From 10-KSB filed for the year ended December 31, 2005 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report. The revenue and operating income (loss) amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in accordance with United States generally accepted accounting principles. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements.
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
Recent Developments
Caney, Fayetteville shale and other activity
In our Checotah project, located in McIntosh County, we have drilled, completed and are producing our first two Caney shale wells, as well as having put one existing Caney Shale well on production. We have also increased our earned interest in the farmout acreage to the full fifty percent (50%) that we were permitted to earn under the agreement. Additionally, we have continued our development of the gathering system for the field, including putting one saltwater disposal well on production.
In the Fayetteville prospect, three wells, operated by others, have been drilled and tested. The first two wells, Williamson Bros. #1-36H and the Byers #1-3H, are not presently on production and are awaiting additional testing procedures. The third well, the Morris #1-3H in Woodruff County, Arkansas, was spud on July 1, 2006. The well was drilled vertically to a total depth of 6,883 ft and logged. After evaluation of the logs, mud logs, and drilling data, the operator recommended plugging and abandoning the well. Cygnus concurred with the operator’s recommendation and elected to plug and abandon the well.
Outside our core areas, in our Vicksburg project in Hidalgo County, Texas, the operator will attempt to establish production in the Vicksburg 8950’ sand after the initial completion attempt in the Vicksburg 9350’ sand was unsuccessful.

Amendment to Certificate of Incorporation. On June 5, 2006, the Company filed an amendment to its certificate of incorporation pursuant to which, among other things, the Company changed its name from “Touchstone Resources USA, Inc.” to “Cygnus Oil and Gas Corporation” and increased the authorized number of shares of its common stock from 150,000,000 to 300,000,000.
Transaction with Paradigm Entities and Seismic Exchange. On April 12, 2006 the Company entered into an Assignment and Transfer Agreement with Paradigm Asset Holdings, Inc. and Paradigm Strategic Exploration. Under this Agreement, the Paradigm entities have transferred to the Company their rights under an associated Volume Data Licensing Agreement with Seismic Exchange to obtain two-dimensional and three-dimensional seismic data from Seismic Exchange. Under the terms of agreement, the Company will have two years to select the seismic data. The agreement also provides that the Paradigm entities will provide the Company consulting services relating to the Company’s three-dimensional seismic data selections. The Company will pay a consulting fee of $12,500 per month for these consulting services for a period of 18 months commencing on July 1, 2006. The Paradigm entities are also entitled under the Assignment Agreement to participate in any prospect developed in connection with the Agreement for up to 25% of the working interest and to include others in such participation.
Under the agreement, the Company issued a warrant to purchase up to 1,388,889 shares of the Company’s common stock exercisable at any time during the three year period following the date of the agreement at an exercise price of $1.50 per share to Paradigm Asset Holdings, Inc. In addition, the Company issued 1,777,778 shares of its common stock to Paradigm Asset Holdings, Inc. and 1,000,000 shares of its common stock to Georgia Stone Partnership, the designee of Seismic Exchange.
2006 Private Placement. In April 2006, the Company privately offered certain securities to a group of accredited investors, which resulted in net proceeds of approximately $20,269,000. Pursuant to the offering, the Company issued senior convertible notes in the aggregate amount of $22,000,000 maturing April 4, 2009, and bearing interest at 7.5% per annum. The holders of the notes have the right at any time to convert all or a portion of the principal amount of the notes into shares of the company’s common stock at a conversion price of $1.06 per share. The Company also issued Series A warrants to purchase up to 12,971,700 shares of common stock at an exercise price of $1.06 per share subject to adjustment, and Series B warrants to purchase up to 8,301,888 shares of common stock with a per share exercise price of $1.38 subject to adjustment. The Series A warrants are immediately exercisable. The Series B warrants only become exercisable upon a mandatory conversion of the convertible notes. The warrants expire on the fifth anniversary of the closing date of the offering and contain anti-dilution provisions. The holders of the warrants cannot exercise the warrants if such exercise would result in the holders beneficially owning in excess of 4.99% of the Company’s outstanding shares of common stock. In connection with the Offering, the Company paid $1,559,403 to First Albany Capital, Inc., who acted as the placement agent and also issued to First Albany a warrant to purchase 622,642 shares of the Company’s common stock at an exercise of $1.06 per share, exercisable immediately and expiring in five years.

Current Oil and Gas Projects
We currently conduct our acquisition, exploration and development activities in Texas, Louisiana, Mississippi, Arkansas, Oklahoma, Alabama and New Zealand. To date, we have acquired interests in 12 oil and gas projects consisting of an aggregate of approximately 536,000 gross acres. A description of our principal projects is provided below.
Vicksburg Project
We own non-operated working interests in twelve wells that are producing or capable of production, and the associated leasehold that range from 2.8125% to 7.5%. These interests are owned through our wholly-owned subsidiary Cygnus Texas Properties, Inc. Our productive and non-productive leasehold interest encompasses over 4,000 acres overlying the Oligocene Vicksburg Formation. This formation is located in the southern part of the U.S. Gulf Coast and is believed to contain petroleum reservoirs in the Rio Grande embayment. This region encompasses both South Texas and Northeastern Mexico in Starr and Hidalgo Counties. Depths for the prospects range from approximately 6,000 to 11,000 feet. We will continue to develop the probable reserves in the project.
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
Wharton Project
We own a 17.82% operated interest in approximately 2,800 acres in Wharton and Jackson counties in multiple prospect areas. The prospect is less than 30 miles southwest of Houston in the northern part of Wharton County, and in Jackson County, Texas. To date, we have drilled and completed three wells in the Yegua formation. One well is currently producing; the other two wells are presently shut in and will be plugged and abandoned unless production can be successfully re-established.
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
La Paloma Project
We own a non-operated 4.85% working interest in three wellbores and the associated leasehold in approximately 1,425 acres in Zapata County in South Texas. The prospect is operated by ConocoPhillips. Two wells are currently producing, with the third shut in for evaluation. A fourth well is currently being evaluated for completion in an upper zone after attempts to complete the lower zone were unsuccessful.
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
Checotah Prospect
We own a 50% operated working interest in approximately 11,000 leasehold acres in McIntosh County, Oklahoma overlying the Woodford and Caney Shales in the Arkoma Basin. To date, we have drilled, tested and placed two wells on production. We have also continued to expand the gathering system, tying in the two new wells and one existing well, and putting in a saltwater disposal facility. Six additional wells remain to be tied in to gathering systems.
Fayetteville Prospect
We own a 45% non-operated working interest in approximately 150,000 leased and committed acres in Woodruff, Monroe and St. Francis counties overlying the Fayetteville Shale in the Arkoma Basin. In the Fayetteville prospect, three wells, operated by others, have been drilled and tested. The first two wells, Williamson Bros. #1-36H and the Byers #1-3H, are not presently on production and are awaiting additional testing procedures. The third well, the Morris #1-3H in Woodruff County, Arkansas, was spud on July 1, 2006. The well was drilled vertically to a total depth of 6,883 feet and logged. After evaluation of the logs, mud logs and drilling data, the operator recommended plugging and abandoning the well. Cygnus concurred with the operator’s recommendation, and elected to plug and abandon the well. A fourth well is expected to spud during the middle of August 2006.
Chitterling Prospect
We own an approximate twenty percent (20%) non-operated working interest in eight hundred acres in Escambia County, Alabama. Drilling is anticipated to commence some time in 2006.
Results of Operations
Three Months Ended June 30, 2006
Compared to the Three Months Ended June 30, 2005
Revenues
Revenues consist of fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator or from sales of oil and gas projects in which we have a majority interest.
We generated $252,351 of revenue during the three-month period ended June 30, 2006 as compared to $78,554 during the three-month period ended June 30, 2005. The $173,797 increase in revenues was due to an increase in sales of oil and gas offset by a decrease in revenue generated as an operator. We expect revenues to increase in the future from sales of oil and gas from our various working interests.
We generated $741,741 of revenue during the six-month period ended June 30, 2006 as compared to $193,850 during the six-month period ended June 30, 2005. The $547,891 increase in revenues was due to an increase in sales of oil and gas offset by a decrease in revenue generated as an operator. We expect revenues to increase in the future from sales of oil and gas from our various working interests.
Exploration Expenses
Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, and other exploration expenses. Exploration expenses were $3,363,842 during the three-month period ended June 30, 2006 as compared to $43,355 during the three-month period ended June 30, 2005. The increase was due to the issuance of our common stock and warrants for the acquisition of certain two- and three-dimensional seismic data.
Exploration expenses were $3,538,073 during the six-month period ended June 30, 2006 as compared to $52,175 during the six-month period ended June 30, 2005. The $3,485,898 increase in exploration expenses was mainly due to the issuance of our common stock and warrants for the acquisition of certain two- and three-dimensional seismic data.
Operating Expenses
Operating expenses were $181,123 during the three-month period ended June 30, 2006. We incurred nominal operating expenses during the three-month period ended June 30, 2005. The increase was due to the change in which we own working interests in our wells. We now own our working interest directly rather than through limited partnerships or limited liability company holdings.
Operating expenses were $320,062 during the six-month period ended June 30, 2006. We incurred nominal operating expenses during the six-month period ended June 30, 2005. The increase was due to the change in which we own working interests in our wells. We now own our working interest directly rather than through limited partnerships or limited liability company holdings.
Share Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). As a result, the company incurred stock based compensation cost of $270,296 and $567,823 for the three and six months ended June 30, 2006.

Depreciation and Depletion
Depreciation and depletion expenses were $239,635 during the three-month period June 30, 2006. We incurred nominal depreciation and depletion expenses during the three-month period ended June 30, 2005. The increase was due to the change in which we own working interests in our wells. We now own our working interest directly rather than through limited partnerships or limited liability company holdings.
Depreciation and depletion expenses were $584,209 during the six-month period June 30, 2006. We incurred nominal depreciation and depletion expenses during the six-month period ended June 30, 2005. The increase was due to the change in which we own working interests in our wells. We now own our working interest directly rather than through limited partnerships or limited liability company holdings.
Loss From Limited Partnerships
As a result of the reorganization of the Company during the fourth quarter of 2005, there were no losses from limited partnerships or limited liability companies during the three and six-month period ended June 30, 2006.
Impairment of Oil and Gas Properties and Equity Investments
We review our long-lived assets, including our oil and gas properties and equity investments, whenever events for impairment or circumstances indicate that the carrying value of those assets may not be recoverable. We did not incur any non-cash charges associated with the impairment of the carrying value on any of our wells during the three-month period ended June 30, 2006 as compared to a $50,726 reduction for the three-month period ended June 30, 2005.
We incurred $292,375 of non-cash charges associated with the impairment of the carrying value on the wells in our Martinez Field Project during the six-month period ended June 30, 2006 as compared to $739,451 of non-cash charges during the three-month period ended June 30, 2005 associated with our Mississippi properties.
General and Administrative Expenses
General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses were $1,903,338 for the three-month period ended June 30, 2006 as compared to $944,653 for the three-month period ended June 30, 2005. The increase was due primarily to professional fees and payroll costs related to the growth of our business during the last three months.
General and administrative expenses increased $1,593,765 to $3,397,087 for the six months ended June 30, 2006 from $1,803,322 for the six months ended June 30, 2005. The increase was due primarily to professional fees and payroll costs related to the growth of our business during the last six months.
Interest Expense
Interest expense consists of certain non-cash charges and interest accrued on our various debt obligations. We incurred $818,496 of interest expense during the three-month period ended June 30, 2006 as compared to $508,013 during the three-month period ended June 30, 2005. The interest expense consisted of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business and of non-cash charges associated with beneficial conversion features and ascribed value of attached warrants on convertible debt. We incurred non-cash charges associated with these discounts in the amount of $398,133 and $375,694 for the three-months ended June 30, 2006 and 2005.
Interest expense decreased $168,345 from $1,104,233 for the six months ended June 30, 2005 to $935,888 for the six months ended June 30, 2005. The interest expense consisted of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business and of non-cash charges associated with beneficial conversion features and ascribed value of attached warrants on convertible debt. We incurred non-cash charges associated with these discounts in the amount of $406,777 and $841,966 for the six-months ended June 30, 2006 and 2005.

Minority Interest and (Profits) Losses
Minority interest consists of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to our minority interest holders if we do not own 100% of the interest in the consolidated subsidiaries. Minority interest decreased $37,134 to $0 during the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005. The decrease resulted from our withdrawal of investment in the consolidated subsidiaries in which we did not own 100% of the ownership interest during the fourth quarter of 2005.
Minority interest was $295,486 for the six months ended June 30, 2005. We did not record any minority interest for the six months ended June 30, 2006.
Liquidity and Capital Resources
Net cash used in operating activities was $6,398,824 for the six-month period ended June 30, 2006 as compared to net cash used in operating activities of $1,489,596 for the six-month period ended June 30, 2005. The $4,909,228 increase in cash used in operating activities was primarily due to an increase in prepaid drilling and exploration costs of $523,680 due to an increase in the number of drilling and exploration projects, an increase in losses of $2,327,665 to fund operations, an increase in accounts receivable and restricted cash of $2,154,191 due to the commencement of drilling activities from our wholly-owned subsidiary in our Checotah Prospect, a decrease of $3,018,450 in loss on equity investments and minority interest due to reorganization of the Company during the fourth quarter of 2005, a decrease of $447,076 of non-cash impairment charges related to our drilling and exploration activities, offset with an increase in shares issued for the acquisition of certain two- and three-dimensional seismic data of $3,319,445. Net cash used in investing activities was $18,001,575 for the six-month period ended June 30, 2006 as compared to net cash used in investing activities of $3,166,391 for six-month period ended June 30, 2005. The $14,835,184 increase in cash used in investing activities was primarily due to an increased purchases of oil and gas interests and drilling costs of $17,541,398 in our Fayetteville shale project offset by a decrease in investments in limited partnership interests and limited liability companies of $2,818,587 as we shifted our focus away from making such investments in 2006.
Net cash provided by financing activities was $23,207,335 for the six-month period ended June 30, 2006 compared to $7,282,554 for the six-month period ended June 30, 2005. The amounts in both periods represent mostly net proceeds from sales of our debt and equity securities.
At June 30, 2006, we had a working capital surplus of $2,899,280 compared to a working capital deficit of $2,659,201 at June 30, 2005. The $5,558,481 increase in working capital surplus was due primarily to a decrease in accounts payable and accrued expenses of $1,417,025, decrease in current portion of notes payable and convertible debt of $5,109,981 and an increase in prepaid expenses of $2,854,014 offset by a decrease in accounts receivable of $3,794,863.
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
We will need significant funds to meet capital costs and drilling and production costs in our various oil and gas projects to explore, develop, produce and eventually sell the underlying oil and gas reserves. Specifically, we expect to incur capital expenditures, and production and other costs of approximately 19.4 million for the next twelve months.

If any of the other owners of leasehold interests in any of the projects in which we participate fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.
Cygnus Louisiana, Inc., our wholly-owned subsidiary, issued a $2,000,000 promissory note (the “Endeavour Note”) to Endeavour International Corporation as partial consideration for the purchase of our interest in the Louisiana Shelf Project. The Endeavour Note accrues interest at the rate of 3% per annum. The repayment of principal and payment of accrued interest under the Endeavour Note is based on 25% of the monthly cash flows (as defined in the note) of the project. The Endeavour Note contains accelerated payment provisions in the event certain production levels for any of the oil and gas wells are met or exceeded. We expect payments to commence once the wells start producing per the terms of the Endeavour Note.
We will need a total of approximately $40.4 million to execute our 2006 business plan, repayment of debt, satisfy capital expenditures, and pay drilling and production costs on our various interests in oil and gas prospects for the calendar year 2006. Of this amount, we will need approximately $31.0 million for capital calls and production costs with respect to our various jointly owned properties, repay $3.0 million of existing debt and approximately $6.4 million for general corporate expenses for the 2006 calendar year. We closed a private placement offering in January 2006, which generated $5.9 million net proceeds. In addition we closed a private placement transaction described above on April 4, 2006 generating $20.1 million in net proceeds. We expended the majority of these funds for the purposes described above and have approximately $2.8 million on hand as of August 9, 2006. Accordingly, we will be required to raise approximately $12.0 million in additional funds through sales of our securities or otherwise to sustain operations at current levels and satisfy our existing financial obligations. In the event we experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the foregoing amounts through December 31, 2006. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments, and operate at current levels through December 31, 2006. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.
Off-Balance Sheet Arrangements
As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended June 30, 2006, a 10% fluctuation in the prices for natural gas and oil production would have had less than an approximate $0.1 million impact on our revenues.
Item 4. Controls and Procedures.
An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Treasurer, who serves as our principal financial officer (“Treasurer”). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. As part of this evaluation, our CEO and Treasurer reviewed a letter dated July 11, 2005 from L J Soldinger Associates LLC, our prior independent registered accountants, addressed to our Board of Directors which identified a number of reportable conditions that it considers to be material weaknesses in our internal control over financial reporting that were discovered during its audit of our financial statements for the year ended December 31, 2004. The significant deficiencies noted were: (a) inability to timely and accurately close books and records at the end of each reporting period; (b) insufficient number of accounting and financial personnel; (c) deficiencies in the recording and classification of unproved and proved oil and gas properties and in the calculation of the working percentage interests in or impairments of certain of wells; (d) insufficient procedures to detect errors in the books of the limited liability companies and limited partnerships in which the Company has an equity interest; (e) improper or lack of accounting for and/or failure to identify transactions; (f) inadequate controls relating to the receipt and disbursement of cash received in accordance with joint interest agreements; and (g) weakness in the process and tools used to consolidate the financial statements of the Company and our subsidiaries. Our auditors have informed us that a new letter will be issued related to the 2005 audit.
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
Concurrent with the establishment of the foregoing, we will be initiating a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which we expect apply to us as of December 31, 2007. This project will entail a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.
As we continue the foregoing compliance efforts, including the testing of the effectiveness of our internal controls, we may identify additional deficiencies in our system of internal controls over financial reporting that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts. We are committed to effectively remediating known deficiencies as expeditiously as possible and continuing our efforts to comply with Section 404 of SOX by December 31, 2007.
Except as noted below, there has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Changes in our internal controls and actions taken during the first and second quarter of 2006 to address deficiencies as noted above include:
•	hiring a Chief Operating Officer, Chief Financial Office and a Financial Controller;

•	increased the number of qualified accounting and financial personnel;

•	implemented a closing and financial reporting timeline to insure complete, accurate and timely process of closing the financial records for each reporting period;

•	conduct a detail review and approval of all transactions to detect and correct and errors, if necessary;

•	review the recording and classification of unproved and proved oil and gas properties;

•	discuss with operational personnel the status of wells to determine if any impairment adjustments are required;

•	controls implemented regarding expenditure approval and cash receipt and disbursements;

•	implementation of controls related to budgeting and capital expenditure approvals;

•	improved segregation of duties within the organization;

•	engaging an independent, industry recognized reservoir engineering firm to perform an audit of our oil and gas reserves;

•	obtaining direct ownership of our working interests in order to eliminate any reliance on the management and accounting functions of the limited partnerships and limited liability companies in which we have an interest.

PART II. OTHER INFORMATION
Item 1. Legal Proceeding
We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.
Item 1A. Risk Factors
Developing our current properties and expanding our operations will require significant capital expenditures, which we may be unable to fund.
Our business plan contemplates developing our remaining exploration properties and expanding our business by acquiring additional oil and gas properties. Our plan of operations for the next twelve months anticipates capital spending of approximately $19.4 million. However, our current funding will only sustain our operations through the beginning of the third calendar quarter of 2006. We plan to obtain the additional funding we need through the debt and equity markets. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of this recent transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Senior Securities
None
Item 4. Submission of Matters to Vote of Security Holders
Election of Directors
At the annual meeting, two nominees were elected to serve as Directors of the Company for one year terms to expire at the 2007 annual meeting of shareholders:

	FOR	AGAINST	ABSTAIN
NOMINEES FOR DIRECTOR

Roger L. Abel	71.668%	0.000%	0.318%
R. Gerald Bennett	71.676%	0.000%	0.310%
The terms of directors Roger L. Abel and R. Gerald Bennett expire at the 2007 annual meeting.
Ratification of Touchstone Resources USA, Inc. 2005 Stock Incentive Plan
At the annual meeting, the Company’s shareholders voted whether to approve the Touchstone Resources USA, Inc. 2005 Stock Incentive Plan (the “Plan”). The Company’s shareholders voted for and approved the Plan as follows:

FOR	AGAINST	ABSTAIN

50.567%	1.555%	0.071%

Approval and Ratification of Option Grants to Executive Officers
At the annual meeting, the Company’s shareholders voted whether to approve and ratify the grant of options to certain executive officers. The Company’s shareholders voted for, approved and ratified the granting of options to certain executives as follows:

FOR	AGAINST	ABSTAIN

50.533%	1.575%	0.083%
Amendment to Certificate of Incorporation
At the annual meeting, the Company’s shareholders voted whether to approve an amendment (the “Charter Amendment”) to the Company’s Certificate of Incorporation to: (a) amend the procedure for fixing of the number of directors; (b) to provide for indemnification of directors to the full extent permitted by law; (c) amend the procedure relating to stockholder consents; (d) to increase the number of authorized shares of the company’s common stock and (e) to change the Company’s name to Cygnus Oil and Gas Corporation. The Company’s shareholders voted for and approved the Charter Amendment as follows:

FOR	AGAINST	ABSTAIN

51.670%	0.473%	0.049%
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Lease with Trizec CS Limited Partnership dated May 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2006)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS OIL AND GAS CORPORATION
(Registrant)

Date: August 14, 2006	/s/ Roger L. Abel

Roger L. Abel
President and Chief Executive Officer
(Principal Executive Officer)

CYGNUS OIL AND GAS CORPORATION

Date: August 14, 2006	/s/ Stephen C. Haynes

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