Form 10-Q/A
period 2006-06-30
CYGNUS OIL & GAS CORP
filed 2006-08-25
CIK 1162721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A

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
The Company evaluated its Series A Preferred Stock and related warrants for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) No 133: Accounting for Derivative Instruments and Hedging Activities SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), Emerging Issues Task Force (“EITF”) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock”. It has determined that registration rights related to the Series A Preferred Stock and related warrants were not subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The related Series A Preferred stock and warrants were not subject to derivative accounting but were subject to beneficial conversion accounting as described in the paragraph above. The Company has determined the registration rights were subject to SFAS 150 and required to be recorded at fair value. The fair value of these registration rights agreements was immaterial when they were initially granted in 2005 and at June 30, 2005. However, the fair value was determined to be $1,696,647 at December 31, 2005 and the Company recognized this amount as an expense and correspondingly as a liability. The Company filed a registration statement covering these securities on May 19, 2006, which became effective July 7, 2006. Having fulfilled their registration filing and effectiveness obligation, the Company has computed the amount of the penalty due to the shareholders at June 30, 2006 to be $1,718,344 and accordingly recorded the incremental increase in expenses and liabilities. As of June 30, 2006, the liability is no longer considered a derivative and the penalty amount has been reclassified as a registration rights penalty payable.

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

The Company evaluated stock and related warrants from its July 2005 through January 2006 Offering for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) No. 133: Accounting for Derivative Instruments and Hedging Activities, SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Emerging Issues Task Force (“EITF”) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock.” It has determined that registration rights related to the stock and related warrants from July 2005 through January 2006 Offering were not subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The stock and related warrants from July 2005 through January 2006 Offering were not subject to derivative accounting. The Company has determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133 to be $728,447 at January 27, 2006 (the effective closing date of the private offering) and the Company recognized this amount as a liability with a corresponding entry as a reduction in additional paid in capital. It was management’s opinion this cost was directly associated with the July 2005 through January 2006 Offering. Management concluded at that time it would not be able to file the registration statement on a timely basis to enable it to raise additional capital required to fund operations. The Company filed a registration statement covering these securities on May 19, 2006, which became effective July 7, 2006. Having fulfilled their registration filing and effectiveness obligation, the Company has computed the amount of the penalty due to the shareholders at June 30, 2006 to be $698,425 and accordingly recorded the incremental decrease in expenses and liabilities. As of June 30, 2006, the liability is no longer considered a derivative and the penalty amount has been reclassified as a registration rights penalty payable.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.

10.1	Lease with Trizec CS Limited Partnership dated May 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2006).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS OIL AND GAS CORPORATION
(Registrant)

Date: August 25, 2006	/s/ Roger L. Abel

Roger L. Abel
President and Chief Executive Officer
(Principal Executive Officer)

CYGNUS OIL AND GAS CORPORATION

Date: August 25, 2006	/s/ Stephen C. Haynes

Stephen C. Haynes
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Lease with Trizec CS Limited Partnership dated May 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2006).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002