Form 10-Q
period 2006-09-30
CYGNUS OIL & GAS CORP
filed 2006-11-14
CIK 1162721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file no. 000-50228
CYGNUS OIL AND GAS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0967974

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
333 Clay Street
Suite 3900
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
State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: There were 84,539,535 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 8, 2006.

CYGNUS OIL AND GAS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2006

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYGNUS OIL AND GAS CORPORATION
(A Development Stage Entity)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,030,364	$4,632,988
Restricted cash - joint interest	350,635	382,525
Accounts receivable	117,429	159,559
Accounts receivable - joint interest	952,393	1,075,746
Accounts receivable - joint interest related party	—	492,988
Notes and interest receivable	29,594	30,371
Due from related party	221,412	359,559
Prepaid loan cost	749,340	19,997
Prepaid drilling costs and advances to operator	2,467,377	1,209,583
Prepaid expenses	306,196	318,091

Total current assets	6,224,740	8,681,407
Oil and gas properties using successful efforts:
Developed oil and gas interests, net	5,928,068	3,507,316
Undeveloped	23,483,425	4,125,578
Property, plant and equipment, net	170,809	—
Due from related party	171,452	—
Prepaid loan costs - non-current	1,124,005	—
Investment in limited liability companies	281,173	54,141
Fixed assets, net	203,530	66,360
Deposits	—	30,149

	$37,587,202	$16,464,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,501,764	$2,695,935
Accounts payable - joint interest	966,649	2,412,060
Accrued drilling cost	3,765,507	—
Notes payable	251,857	369,105
Notes payable - related parties	64,296	115,005
Convertible debentures, net	—	3,050,000
Registration rights penalty payable	2,416,769	—
Fair value of derivatives - registration rights penalty		1,696,647

Total current liabilities	10,966,842	10,338,752
Non-current liabilities
Notes payable - non-current	1,509,723	1,534,660
Convertible debentures, net - non-current	16,148,474	—

Total non-current liabilities	17,658,197	1,534,660
Commitment and contingencies
Stockholders’ equity
Preferred stock; $.001 par value; authorized - 5,000,0000 shares; shares issued and outstanding - 472,463 and 710,063 at September 30, 2006 and December 31, 2005, respectively, Liquidation preference; $6,086,751	472	710
Common stock; $.001 par value; authorized - 300,000,000 shares; shares issued and outstanding - 84,529,535 at September 30, 2006 and 63,982,329 issued and outstanding and 6,763,333 issuable at December, 31, 2005	84,529	70,746
Additional paid-in-capital	54,307,763	36,607,833
Deficit accumulated during the development stage	(45,430,601)	(32,087,750)

Total stockholders’ equity	8,962,163	4,591,539

	$37,587,202	$16,464,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYGNUS OIL AND GAS CORPORATION
(A Development Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

					March 5, 2001
	Three Months		Nine Months		(Inception) to
	Ended September 30,		Ended September 30,		September 30,
	2006	2005	2006	2005	2006
Revenues	$189,906	$46,361	$931,647	$240,211	$1,620,988

Expenses:
Exploration expenses	1,241,543	2,527	4,779,616	54,702	6,387,373
Operating expenses	107,919	—	427,981	—	740,899
Impairment of oil and gas properties	1,379	446,233	293,754	1,185,684	2,221,846
Impairment of goodwill - related party	—	—	—	—	657,914
Bad debt expense - related party	—	—	—	—	136,607
Bad debt expense	—	—	—	—	40,454
Share-based compensation	279,570	—	847,393	—	847,393
Depreciation and depletion	132,756	—	716,965	—	897,940
General and administrative	1,640,752	623,422	5,037,839	2,426,744	10,936,978

Total expenses	3,403,919	1,072,182	12,103,548	3,667,130	22,867,404

Loss from operations	(3,214,013)	(1,025,821)	(11,171,901)	(3,426,919)	(21,246,416)

Other (income) expense
Loss from Limited partnerships and limited liability companies	—	1,063,286	—	4,377,222	8,626,796
Impairment of equity investment	—	—	—	—	139,502
Other income	—	—	—	—	(273,987)
Interest income	(13,877)	(13,490)	(58,505)	(24,114)	(96,940)
Interest expense	864,531	496,464	1,800,419	1,600,697	11,708,207
Equity in loss of unconsolidated subsidiary	13,529	—	13,529	—	13,529
Registration rights penalty	—	798,817	(8,326)	798,817	1,690,587

Total other expense	864,183	2,345,077	1,747,117	6,752,622	21,807,694

Loss before minority interest and pre-acquisition losses	(4,078,196)	(3,370,898)	(12,919,018)	(10,179,541)	(43,054,110)
Add back:
Minority interest	—	6,062	—	301,548	557,874
Pre-acquisition losses	—	—	—	—	211,315

Total minority interest and pre-acquisition losses	—	6,062	—	301,548	769,189

Net loss	(4,078,196)	(3,364,836)	(12,919,018)	(9,877,993)	(42,284,921)
Preferred dividend on Series A Preferred Stock	(128,201)	(320,988)	(423,833)	(2,564,349)	(3,145,680)

Net loss to common stockholders	$(4,206,397)	$(3,685,824)	$(13,342,851)	$(12,442,342)	$(45,430,601)

Net loss per common share - basic and diluted	$(0.05)	$(0.06)	$(0.16)	$(0.20)	$(0.40)

Weighted average number of shares outstanding- basic and diluted	83,910,698	62,466,843	80,980,790	61,454,487	114,419,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYGNUS OIL AND GAS CORPORATION
(A Development Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		March 5, 2001
	September 30,		(Inception) to
	2006	2005	September 30, 2006
Cash flows from operating activities
Net Loss	$(12,919,018)	$(9,877,993)	(42,284,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	716,965	11,956	909,610
Exploration cost and property impairments	4,832,015	1,185,684	8,208,383
Amortization of loan cost and discounts	1,237,413	1,205,224	9,971,645
Loss in equity investments in limited partnerships	—	4,377,222	8,626,796
Minority interest	—	(301,548)	(769,189)
Impairment of goodwill	—	—	657,914
Stock compensation	847,393	166,000	1,019,043
Other non-cash charges and credits, net	51,275	101,413	410,672
Changes in operating assets and liabilities:
Current assets	703,033	3,922,564	(1,069,710)
Other assets	30,149	(19,310)	6,056
Current liabilities	(681,583)	(2,545,043)	4,329,536
Dividends payable	(423,833)	(308,328)	(889,659)

Net cash used in operating activities	$(5,606,191)	$(2,082,159)	$(10,873,825)

Cash flows from investing activities
Cash acquired from acquisition of wholly-owned subsidiaries and limited partnership interest	—	—	4,715
Repayment of note receivable - related party	42,665	2,000	814,304
Note receivable	(191,401)	(23,050)	(358,872)
Note receivable - related party	—	(752,000)	(804,975)
Purchase of oil and gas interests and drilling cost	(20,671,401)	(460,120)	(27,261,068)
Refund of payments for oil and gas interests and drilling cost	—	500,000	—
Investment in limited partnership interests	(227,032)	(3,559,820)	(11,739,817)
Distribution from limited partnerships	62,928	72,500	512,067
Purchase of fixed assets	(149,449)	(12,731)	(208,643)

Net cash used in investing activities	(21,133,690)	(4,233,221)	(39,042,289)

Cash flows from financing activities
Advances from stockholder	—	—	10,000
Repayments to stockholder	—	—	(10,000)
Proceeds from notes payable	—	—	807,100
Proceeds from notes payable - related party	—	—	279,000
Repayments of notes payable	(2,767,248)	(101,100)	(8,217,892)
Repayment of notes payable - related party	—	(157,048)	(248,548)
Proceeds from the issuance of convertible debt	22,000,000	—	33,090,000
Loan costs	(1,899,515)	—	(2,003,515)
Capital contributed by officer	—	—	15,000
Minority contributions, net of issuance cost	—	116,690	3,325,500
Proceeds from issuance of preferred stock, net of issuance costs	—	6,940,081	6,940,081
Proceeds from issuance of common stock, net of issuance costs	5,804,020	3,678,931	16,959,752

Net cash provided by financing activities	23,137,257	10,477,554	50,946,478
Net (decrease) increase in cash and cash equivalents	(3,602,624)	4,162,174	1,030,364
Cash and cash equivalents at beginning of period	4,632,988	594,182	—

Cash and cash equivalents, end of period	$1,030,364	$4,756,356	$1,030,364

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
NOTE 3 — GOING CONCERN
The Company is in the development stage and has incurred losses since its inception. Also, its current liabilities exceed its current assets and it will need additional cash to fund operations. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.
The Company believes that it will be able to fund its operations through September, 2007 with cash on hand, cash flows from oil and gas operations, proceeds from divestiture of non-core oil and gas properties and proceeds from private offerings of securities for which discussions are currently underway. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.
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
The Company is currently negotiating with third parties for additional cash to fund operations. The outcome of these negotiations is uncertain at this time.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidated Financial Statements
The accompanying consolidated financial statements include all of the accounts of Cygnus Oil and Gas Corporation and its eight subsidiaries consisting of:
•	Cygnus Operator, Inc. (“Cygnus Operator”), formerly known as Touchstone Resources USA, Inc. (“Touchstone Texas”), a wholly-owned Texas corporation incorporated in May 2000.

•	Cygnus New Zealand, Inc. (“Cygnus New Zealand”), formerly known as Touchstone New Zealand, Inc. (“Touchstone New Zealand”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Cygnus Louisiana, Inc. (“Cygnus Louisiana”), formerly known as Touchstone Louisiana, Inc. (“Touchstone Louisiana”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Cygnus Texas Properties, Inc (“Cygnus Texas Properties”), formerly known as Touchstone Texas Properties, Inc. (“Touchstone Texas Properties”), a wholly-owned Delaware corporation incorporated in March 2004.

•	Cygnus Oklahoma, LLC (“Cygnus Oklahoma”), formerly known as Touchstone Oklahoma, LLC (“Touchstone Oklahoma”), a wholly-owned Delaware limited liability company formed in June 2004.

•	PF Louisiana, LLC (“PF Louisiana”), a wholly-owned Delaware limited liability company formed in August 2004.

•	Cygnus Mississippi, LLC (“Cygnus Mississippi”), formerly known as Touchstone Mississippi, LLC (“Touchstone Mississippi”), a wholly-owned Delaware limited liability company formed in October 2005.

•	Cygnus Oklahoma Operating, LLC (“Cygnus Oklahoma Operating”), formerly known as CE Operating, LLC (“CE Operating”), a wholly-owned Oklahoma limited liability company formed in May 2005.
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
Segment Information
Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined it has one reportable operating segment, which is the acquisition, exploration and development of natural gas and oil properties. The Company’s operations are conducted in two geographic areas as follows:
Operating revenues for the nine months and three months ended September 30, 2006 and 2005 by geographical area were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$931,647	$240,211	$189,906	$46,361
New Zealand	—	—	—	—

	$931,647	$240,211	$189,906	$46,361

Long-lived assets as of September 30, 2006 and December 31, 2005 by geographical area were as follows:

	September 30,	December 31,
	2006	2005
United States	$29,902,066	$7,588,456
New Zealand	164,939	164,939

	$30,067,005	$7,753,395

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
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	Nine Months Ended
	September 30,
	2006	2005
Warrants	35,126,823	13,413,671
Options	5,776,540	4,967,540
Convertible debt	20,754,717	3,050,000
Series A convertible preferred stock	4,724,630	7,100,630

	66,382,710	28,531,841

NOTE 5 — STOCK-BASED COMPENSATION
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Cygnus adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
There was $847,393 and $279,570 of compensation costs related to non-qualified stock options recognized in operating results for the nine months and three months ended September 30, 2006, respectively. Since the Company has generated losses from its inception, no associated future income tax benefit was recognized for the three or nine months ended September 30, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Historical volatilities based on the historical stock trading prices of the Company are used to calculate the expected volatility. We used the simplified method as defined under the SEC Staff Accounting Bulletin No. 107, Topic 14: “Share-based Payment,” to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine the fair value of stock options issued in the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Weighted average value per option granted during the period	$0.45	$0.37
Assumptions for the period:
Weighted average stock price volatility	55.00%	49.00%
Expected annual dividend yield	0.00%	0.00%
Weighted average risk free rate of return	4.76%	3.98%
Weighted average expected term in years	5.6	4.1
The following table sets forth the option transactions for the nine months ended September 30, 2006:

		Weighted	Weighted
	Number	Average	Average
	Of	Exercise	Remaining
	Options	Price	Life (Years)
Outstanding at December 31, 2005	5,176,540	$0.86	6.1
Granted	600,000	0.45	9.6
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2006	5,776,540	$0.86	6.4

Exercisable at September 30, 2006	2,538,270	$0.87	5.2

     The outstanding options at September 30, 2006 had no intrinsic value since the market price of the underlying common stock was less than the exercise price.
At September 30, 2006, there was $1,094,423 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 0.79 years. The total fair value of options vested during the nine months ended September 30, 2006 was approximately $930,491.
NOTE 6 — DUE FROM RELATED PARTY
As of September 30, 2006, Cygnus New Zealand had receivables of $30,011 due from Awakino South Exploration, LLC, as a result of the corporate structure reorganization of the Company during 2005. Cygnus Louisiana had receivables due from Louisiana Shelf Partners in the amount of $171,452 as of September 30, 2006. In addition, the Company had advanced a total of $191,401 to Checotah Pipeline, LLC to help fund startup operations.

NOTE 7 — INVESTMENT IN LIMITED LIABILITY COMPANIES
The following table summarizes the Company’s interests in oil and gas non-public limited liability companies accounted for under the equity method of accounting:

	September 30, 2006		December 31, 2005
		Temporary		Temporary
		Excess of		Excess of
	Carrying	Carrying Value	Carrying	Carrying Value
	Value	Over Net Assets	Value	Over Net Assets
	(Unaudited)	(Unaudited)
LS Gas, LLC	$1,000	$1,000	$1,000	$1,000
Checotah Pipeline, LLC	272,032	—	45,000	—
2001 Hackberry Drilling Fund Partners, LP	8,141	—	8,141	—

	$281,173	$1,000	$54,141	$1,000

NOTE 8 — OIL AND GAS PROSPECTS
Caney Shale
In our Checotah project, located in McIntosh County, Oklahoma, we have drilled, completed and are producing our first two Caney shale wells, as well as having put one existing Caney Shale well on production. We have also increased our earned interest in the farmout acreage to the full fifty percent (50%) that we were permitted to earn under the agreement. Additionally, we have continued our development of the gathering system for the field, including putting one saltwater disposal well into operation.
Fayetteville Shale
In October 2005, the Company entered into an Exploration and Development Agreement with two industry partners to acquire acreage for development in northern Arkansas. Upon entering the agreement, the Company owned forty-five percent (45%) of the leasehold acquired and bears forty-five percent (45%) of the costs attributable thereto. Pursuant to this agreement, as of September 30, 2006, the Company has incurred lease, drilling and development costs in the total amount of $22,590,171. The Company bears forty-five percent (45%) of the costs of drilling, completing, testing and equipping the wells. In the Fayetteville prospect, four wells, operated by others, have been drilled and tested. The first two wells, Williamson Bros. #1-36H and the Byers #1-3H, are not presently on production and are awaiting additional testing procedures. The third well, the Morris #1-3H, drilled to a total depth of 6,883 feet was plugged and abandoned after evaluation of the logs. The fourth well, Lovett 1-7, was drilled and reached total depth of 5,365 feet in early September, 2006. The well logs identified four zones that the Company desires to complete and test.
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

NOTE 9 — NOTES PAYABLE
The following schedule summarizes the current and non-current portion of Company’s debts as of September 30, 2006:

Payable to	Current	Non-current	Total
2001 Hackberry Drilling Fund, LP	$59,493	$—	$59,493
Louisiana Shelf Partners, LP (“LSP”)	4,037	—	4,037
Mark Bush	766	—	766

Subtotal — related parties	64,296	—	64,296

IL Resources — 3%	110,000	—	110,000
John Paul Dejoria — 10%	138,857	—	138,857
Other — non-interest bearing	3,000	—	3,000
Endeavour — 3%	—	2,000,000	2,000,000

	251,857	2,000,000	2,251,857
Less unamortized discount	—	490,277	490,277

Subtotal	251,857	1,509,723	1,761,580

	$316,153	$1,509,723	$1,825,876

The following schedule summarizes the current and non-current portion of Company’s debts as of December 31, 2005:

Payable to	Current	Non-current	Total
2001 Hackberry Drilling Fund, LP	$59,494	$—	$59,494
LSP	54,745	—	54,745
Mark Bush	766	—	766

Subtotal — related parties	115,005	—	115,005

IL Resources — 3%	110,000	—	110,000
John Paul Dejoria — 10%	138,857	—	138,857
Insurance policies financing — 6%	117,248	—	117,248
Other — non-interest bearing	3,000	—	3,000
Endeavour — 3%	—	2,000,000	2,000,000

	369,105	2,000,000	2,369,105
Less unamortized discount	—	465,340	465,340

Subtotal	369,105	1,534,660	1,903,765

	$484,110	$1,534,660	$2,018,770

NOTE 10 — CONVERTIBLE DEBENTURES
Convertible debentures consisted of the following at:

	September 30,	December 31,
	2006	2005
7.5% Senior convertible note — Kings Road Holdings II, LLC	$11,000,000	$—
7.5% Senior convertible note — Capital Ventures International	4,000,000	—
7.5% Senior convertible note — SF Capital Partners, LTD	4,000,000	—
7.5% Senior convertible note — RHP Master Fund, LTD	3,000,000	—
12% Secured convertible note — Trident Growth Fund, LP (“Trident”)	—	2,050,000
12% Convertible promissory note — DDH Resources II Limited (“DDH”)	—	1,000,000

	22,000,000	3,050,000
Less unamortized discount	5,851,526	—

	16,148,474	3,050,000
Less long-term portion	16,148,474	—

Current portion of convertible debentures	$—	$3,050,000

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
On April 4, 2006, the Company closed a private placement offering (“the Offering”) pursuant to a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain accredited investors, resulting in net proceeds of $20,100,485. Pursuant to the Offering, the Company issued: (i) senior convertible notes in the aggregate amount of $22,000,000 maturing April 4, 2009, and bearing interest at 7.5% per annum. The holders of the notes have the right at any time to convert all or a portion of the principal amount of the notes into shares of the Company’s common stock at a conversion price of $1.06 per share, (ii) Series A warrants to purchase up to 12,971,700 shares of common stock at an exercise price of $1.06 per share subject to adjustment, and (iii) Series B warrants to purchase up to 8,301,888 shares of common stock with a per share exercise price of $1.38 subject to adjustment (together with the Series A warrants, the “Warrants”). The Series A warrants are immediately exercisable. The Series B Warrants are not initially exercisable and only become exercisable upon a mandatory conversion of the convertible notes conducted by the Company. The Warrants expire on the fifth anniversary of the closing date of the Offering and contain anti-dilution provisions. The holders of the Warrants cannot exercise the Warrants if such exercise results in the Warrant holders beneficially owning in excess of 4.99% of the Company’s outstanding shares of common stock. The Company has allocated the proceeds from issuance of the convertible notes and warrants based on a fair value basis for each item. The convertible promissory notes were recorded with discounts of $6,621,400 based on the ascribed value of the Warrants as determined by using the Black-Scholes Method. This discount is being amortized over the term of the loan. As of September 30, 2006, the Company amortized $769,874 of the discount.
In connection with the Offering, the Company paid $1,559,403 and $180,000 to First Albany Capital, Inc. (“First Albany”) and Casimir Capital, LP (“Casimir”), the placement agents of the Offering and also issued warrants to purchase 682,642 shares of the Company’s common stock at an exercise of $1.06 per share exercisable immediately and expiring in five years. The Warrants were recorded as loan costs in the amount of $348,500, based on the ascribed value of the warrants as determined by the Black-Scholes Method. Total loans costs of $2,087,903 are being amortized over the term of the loans. In addition, the Company incurred legal costs of $160,112 that are being amortized over the term of the loans. As of September 30, 2006, the Company amortized $370,669 of loan costs.
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
Preferred Stock
As of September 30, 2006, the Company has recorded an accrued dividend on preferred stock of $423,833.
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
The Company was required to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the Offering, but in no case later than 90 days after the termination of the Offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Series A Convertible Preferred Stock and Warrants issued in the offering. The Company is required to pay certain penalties to the subscribers in this Offering since a registration statement was not filed within 90 days after the termination of the Offering and the registration statement was not declared effective within 180 days after the termination of the offering. The Company filed the required registration statement on May 19, 2006 and it became effective July 7, 2006. Prior to the filing, the Company had been subject to a penalty of 2% per month of the amount of the Offering ($7,810,693) until it filed the registration statement. The penalty decreased to 1% per month until the registration statement became effective. The Company recorded as a current liability a registration rights penalty payable of $1,718,344 as of September 30, 2006.
As a result of the private offerings during March and April 2005, the Company has issued a total of 710,063 shares of Series A preferred stock and warrants to purchase 3,550,315 shares of common stock to the investors. Under Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue NO. 98-5 to Certain Convertible Instruments, “ the Company has allocated the proceeds from issuance of the Series A convertible preferred stock and warrants based on a fair value basis of each item. Consequently, the convertible Series A preferred stock was recorded with a discount of $1,109,335 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27, the discount for the warrants was recorded as a preferred dividend. An additional beneficial conversion discount of $1,146,686 was recorded since the Series A preferred stock is convertible into shares of common stock at an effective conversion price of $0.95 per share while the prevailing common stock share prices was $1.10, $1.11 and $1.16 at each closing date. This discount was also recorded as a preferred dividend.
The Company evaluated its Series A Preferred Stock and related warrants for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) No 133: Accounting for Derivative Instruments and Hedging Activities, SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), Emerging Issues Task Force (“EITF “) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock”. It has determined that registration rights related to the Series A Preferred Stock and related warrants were not subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The related Series A Preferred stock and warrants were not subject to derivative accounting but were subject to beneficial conversion accounting as described in the paragraph above. The Company has determined the registration rights were subject to SFAS No. 150 and required to be recorded at fair value. The fair value of these registration rights agreements was immaterial when they were initially granted in 2005 and at June 30, 2005. However, the fair value was determined to be $1,696,647 at December 31, 2005 and the Company recognized this amount as an expense and correspondingly as a liability. The Company filed a registration statement covering these securities on May 19, 2006, which became effective July 7, 2006. Having fulfilled their registration filing and effectiveness obligation, the Company has computed the amount of the penalty due to the shareholders at September 30, 2006 to be $1,718,344 and accordingly recorded the incremental increase in expenses and liabilities. As of September 30, 2006, the liability is no longer considered a derivative and the penalty amount has been reclassified as a registration rights penalty payable.
During March 2006, an investor converted 28,000 shares of the Series A Preferred Stock into 280,000 shares of the Company’s common stock which was issuable as of March 31, 2006.
During the nine months ended September 30, 2006 certain investors holding the Company’s Series A Preferred Stock converted 209,600 Series A Preferred shares into 2,096,000 shares of the Company’s common stock.
Common Stock
On July 11, 2005, the Company’s Board of Directors approved and commenced an offering of up to 14,000,000 units of its securities, each unit consisting of two shares of the Company’s common stock and one three-year $1.50 common stock purchase warrant for a unit offering price of $1.80 (“ July 2005 through January 2006 Offering “). The exercise price of the warrants will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which the Company is not the surviving corporation (other than a merger with a wholly owned subsidiary for the purpose of incorporating the Company in a different jurisdiction), all holders of the warrants shall be given at least fifteen (15) days notice of such transaction and shall be permitted to exercise the warrants during such fifteen (15) day period. Upon expiration of such fifteen (15) day period, the warrants shall terminate. The securities were issued in a private placement transaction to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D. The Company agreed to include the shares of common stock and shares of common stock issuable upon exercise of the warrants in any registration statement (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor form) they file with the Securities and Exchange Commission under the Securities Act for the purpose of registering the public sale of any of the Company’ s securities.
The Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission within 60 days after the termination of the offering, a registration statement under the Securities Act of 1933, as amended, permitting the public resale of the shares of common stock issuable upon conversion or exercise, as applicable, of the common stock and warrants issued in the offering. The Company has agreed to pay certain penalties to the subscribers in this offering if the registration statement is not filed within 60 days after the termination of the offering or if the registration statement is not declared effective within 150 days after the termination of the offering. The Company filed the required registration statement on May 19, 2006 and it became effective July 7, 2006. Prior to the filing, the Company had been subject to a penalty of 2% per month of the amount of the offering ($13,968,501) until it filed the registration statement. The penalty decreased to 1% per month until the registration statement became effective. The Company recorded a registration rights penalty payable of $698,425 as of September 30, 2006.

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
On November 29, 2005, in connection with the July 2005 offering, the Company entered into a securities purchase agreement with The Abel Family Trust (the “Trust”) pursuant to which the Company issued 138,889 units to the Trust for a purchase price of $250,000. Roger Abel, the Company ‘s Chairman and Chief Executive Officer, serves as the trustee and is a beneficiary of the Trust. Each unit consisted of two shares of the Company common stock and one common stock purchase warrant. The purchase price per unit was $1.80. Each warrant is immediately exercisable into one share of common stock at an exercise price of $1.50 per share for a term of three years.
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
The Company evaluated stock and related warrants from its July 2005 through January 2006 Offering for possible application of derivative accounting under Statement of Financial Accounting Standard (“SFAS”) No. 133: Accounting for Derivative Instruments and Hedging Activities, SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Emerging Issues Task Force (“EITF”) 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF 01-6: The Meaning of “Indexed to a Company’s Own Stock” It has determined that registration rights related to the stock and related warrants from July 2005 through January 2006 Offering were subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them each as a freestanding instrument. The stock and related warrants from July 2005 through January 2006 Offering were not subject to derivative accounting. The Company has determined the fair value of the registration rights in accordance with paragraph 17 of SFAS No. 133 to be $728,447 at January 27, 2006 (the effective closing date of the private offering) and the Company recognized this amount as a liability with a corresponding entry as a reduction in additional paid in capital. It was management’s opinion this cost was directly associated with the July 2005 through January 2006 Offering. Management concluded at that time it would not be able to file the registration statement on a timely basis to enable it to raise additional capital to fund operations. The Company filed a registration statement covering these securities on May 19, 2006, which became effective July 7, 2006. Having fulfilled their registration filing and effectiveness obligation, the Company has computed the amount of the penalty due to the shareholders at September 30, 2006 to be $698,425 and accordingly recorded the incremental decrease in expenses and liabilities. As of September 30, 2006, the liability is no longer considered a derivative and the penalty amount has been reclassified as a registration rights penalty payable.
On October 10, 2005, Maverick Woodruff County, LLC, a Delaware limited liability company (“MWC”), borrowed $1,000,000 from Michael P. Marcus pursuant to a secured promissory note. The promissory note was secured by all ownership interest in MWC, had a maturity date of October 10, 2006, accrued interest at the rate of 10% per annum payable at maturity, and the principal amount together with all accrued and unpaid interest due thereon was convertible at anytime at the option of Mr. Marcus into shares of the Company’s common stock at a conversion price of $.90 per share. The monies were used to fund the Company ‘ s proportionate share of certain acquisition expenses in its Fayetteville project. The note would automatically convert into shares of the Company ‘ s common stock upon MWC acquiring a leasehold interest in certain acreage and MWC assigning its right to certain leasehold interests to the Company. In connection with the issuance of the note, the Company issued a warrant which was immediately exercisable to Mr. Marcus to purchase 555,556 shares of its common stock at an exercise price of $1.50 per share for a term of three years. On February 13, 2006, the note and $41,527 of accrued interest due thereunder were converted into 1,148,519 shares of the Company ‘ s common stock.

Assignment and Transfer Agreement
In April 2006, the Company entered into an Assignment and Transfer Agreement (the “Agreement”) with Paradigm Asset Holdings, Inc. and Paradigm Strategic Exploration (collectively “Paradigm”).
Under the Agreement, Paradigm has transferred to the Company its rights under an associated Volume Data Licensing Agreement with Seismic Exchange, Inc. (“SEI”), to obtain certain two- and three-dimensional seismic data from SEI. The Company will have two years from the date of the Agreement to select the seismic data and will be responsible for any reproduction costs as outlined in the Volume Data Licensing Agreement. Paradigm will provide consulting related to the Company’ s three-dimensional seismic data selections under the Agreement. The Company will pay a consulting fee of $12,500 per month for these consulting services for a period of 18 months commencing on July 1, 2006. Paradigm is also entitled under the Agreement to participate in any prospect developed in connection with the Agreement for up to 25% of the working interest on a non-promoted basis. Paradigm is entitled to include others in such participation. Paradigm has also assigned its rights and obligations in certain agreements it previously entered into with Trinity and Black Stone Minerals Company, LP relating to certain oil and gas prospects in Alabama.
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
Stock Warrants
The Company had the following outstanding common stock warrants to purchase its securities at September 30:

	2006		2005
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Expiration Date	Warrants Issued	Share	Warrants Issued	Share
April — July 2007	3,445,000	$2.00	3,445,000	$2.00
June 2007	250,000	$1.10	250,000	$1.10
July 2007	1,561,250	$2.00	1,561,250	$2.00
November 2007	600,000	$2.00	600,000	$2.00

November and December 2007	418,852	$2.00	418,852	$2.00
January 2008	87,959	$2.00	87,959	$2.00
March 2008	4,152,319	$1.50	4,152,319	$1.50
June 2008	107,727	$1.25	107,727	$1.25
August 2008 - January 2009	8,604,930	$1.50	2,440,564	$1.50
October 2008	555,555	$1.50	—	—
March 2009	1,388,889	$1.50	—	—
March 2011	13,654,342	$1.06	—	—
March 2014	—	$—	350,000	$0.86
March 2014	300,000	$0.90	—	—

Common Stock	35,126,823		13,413,671

Stock Options
The Company had the following outstanding common stock options at September 30:

	2006		2005
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Expiration Date	Options Issued	Share	Options Issued	Share
July 2012	—	$—	4,876,540	$0.86
September 2015	—	$—	100,000	$0.96
November 2015	—	$—	200,000	$0.83
January 2016	100,000	$1.05	—	$—
February 2016	150,000	$1.25		$—
July 2016	300,000	$0.70		$—
August 2016	50,000	$0.48	—	$—

Total	600,000	$0.88	5,176,540	$0.86

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
New Lease Agreement
On May 19, 2006, the Company, entered into a lease agreement (the “Lease Agreement”) with a third party (the “Lessor”), for approximately 15,000 rentable square feet of office space in Houston, Texas. The Lease Agreement term is ten years and six months commencing on September 9, 2006. The Company will pay approximately $15,000 per month in base rent for the first 63 months and approximately $18,500 per month in base rent for the remaining lease term, subject to adjustment under certain conditions. In addition to the base rent, the Company is responsible under the Lease Agreement for certain operating expenses and taxes with respect to the leased premises for the duration of the lease term. The Company has one option to renew the lease for an additional five years at the then-prevailing market rate. The Lease Agreement also provides that the Company will indemnify and hold harmless the Lessor from and against certain liabilities, damages, claims, costs, penalties and expenses arising from the Company’s conduct related to the property.
As of September 30, 2006, the Company is still obligated under a lease dated October 4, 2004 for its former 6,826 rentable square feet office space in Houston, Texas. The Company is presently negotiating to sub-lease or transfer the remaining 78 month term lease carrying an annual rental obligation on a sliding scale of $116,000 to $130,000 to a third party.
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
Potential Loss of Oil and Gas Interests/ Cash Calls
The Company is subject to cash calls related to its various investments in oil and gas prospects. If the Company does not pay its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments. See Management’s Discussion and Analysis later in this document for information on potential future cash calls.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and financial condition. Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our consolidated annual financial statements and the accompanying notes thereto included in our From 10-KSB filed for the year ended December 31, 2005 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report. The revenue and operating income (loss) amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in accordance with United States generally accepted accounting principles. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements
Unless otherwise indicated or the context otherwise requires, all references to “Cygnus,” the “Company,” “we,” “us” or “our” and similar terms refer to Cygnus Oil and Gas Corporation and its subsidiaries.
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
In the Fayetteville prospect, four wells, operated by others, have been drilled and tested. The first two wells, Williamson Bros. #1-36H and the Byers #1-3H, are not presently on production and are awaiting additional testing procedures. The third well, the Morris

#1-3H spudded in July, 2006, was drilled to a total depth of 6,883 feet. The well was plugged and abandoned after evaluation of the logs. The fourth well, Lovett 1-7, was drilled and reached total depth of 5,365 feet in early September, 2006. The well logs identified four zones that the Company desires to complete and test.
Outside our core areas, the Vela No. 1 in our Vela project, located in Zapata County, Texas was plugged and abandoned.
Amendment to Certificate of Incorporation
On June 5, 2006, the Company filed an amendment to its certificate of incorporation pursuant to which, among other things, the Company changed its name from “Touchstone Resources USA, Inc.” to “Cygnus Oil and Gas Corporation” and increased the authorized number of shares of its common stock from 150,000,000 to 300,000,000.
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
During the course of registering and maintaining the effectiveness of the registration of such shares, the Company inadvertently failed to satisfy certain technical requirements contained in the registration rights agreement and in the Convertible Notes and has initiated discussions with the holders of the Convertible Notes regarding the waiver of any technical noncompliance. The Company believes that any noncompliance with these technical requirements has been or is being substantively addressed.
The Company used the net proceeds of $20,100,485 (i) to repay $2,818,745 in aggregate outstanding principal and accrued interest under two outstanding convertible notes, Trident Note and the DDH Note, and (ii) for general corporate purposes and working capital. The private placement was made by First Albany Capital as placement agent for the sale of the securities.
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
Additionally, on April 4, 2006 the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which it was obligated to prepare and file on or before the date that is 45 days following the effectiveness of the Registration Rights Agreement, a registration statement covering the resale of the shares underlying the Convertible Notes and the Warrants. The Registration Rights Agreement further provided that the Company is obligated to use commercially reasonable best efforts to obtain effectiveness of such registration statement as soon as reasonably practicable, but no later than the date that is 120 days following the effectiveness of the Registration Rights Agreement. In the event that the Company had failed to meet either the filing or the effectiveness deadlines, the Company would have become subject to certain liquidated damages as described in the Registration Rights Agreement.
Paradigm Transaction
On April 12, 2006, the Company entered into an Assignment and Transfer Agreement (with exhibits thereto, the “Agreement”) with Paradigm Asset Holdings, Inc. and Paradigm Strategic Exploration (collectively “Paradigm”).
Under the Agreement, Paradigm transferred to the Company its rights under an associated Volume Data Licensing Agreement with Seismic Exchange, Inc. (“SEI”), to obtain certain two- and three-dimensional seismic data from SEI. Under the terms of the

Agreement, Cygnus will have two years from the date of the Agreement to select the seismic data and will be responsible for any reproduction costs as outlined in the volume Data Licensing Agreement. The Agreement also provides that Paradigm will provide the Company consulting and prospecting services relating to the Company’s three-dimensional seismic data selections under the Agreement. The Company will pay a consulting fee of $12,500 per month for these consulting and prospecting services for a period of 18 months commencing on July 1, 2006. Paradigm is also entitled under the Agreement to participate in any prospect developed in connection with the Agreement for up to 25% of the working interest on a non-promoted basis. Paradigm is also entitled to include others in such participation.
Under the Agreement, Paradigm has assigned to Cygnus its rights and obligations in certain agreements it previously entered into with Trinity USA Partnership, LP and Black Stone Minerals Company, LP relating to certain oil and gas prospects in Alabama.
In consideration for the transfer and assignment described above, Cygnus has agreed to issue a warrant to purchase up to 1,388,889 shares (the “Warrant Shares”), of the Company’s common stock exercisable at any time during the three-year period following the date of the Agreement at an exercise price of $1.50 per share. In addition, Cygnus has agreed pursuant to the Agreement to issue 1,777,778 shares of its common stock to Paradigm and 1,000,000 shares of the its common stock to SEI (collectively, the “Issued Shares”). Issuance of the Issued Shares was contingent upon stockholder approval of an increase in the Company’s authorized shares.
Pursuant to the Agreement, and in connection with its issuance of the Issued Shares and the Warrant Shares, the Company agreed to grant to Paradigm and SEI (and their permitted assigns) rights to the registration for resale of the Issued Shares and the Warrant Shares. The Company was obligated to use its reasonable best efforts to prepare and file with the Securities Exchange Commission (“SEC”), within 60 days of the date the shares are issued, a registration statement under the Securities Act of 1933 to permit the public sale of the Issued Shares and the Warrant Shares. The Company was further obligated to cause the registration statement to be declared effective within 150 days of the date the shares are issued, except that if the Company has a registration statement pending with the SEC during this period, the Company may without penalty suspend filing of the registration statement until such time the pending registration statement is approved.
Current Oil and Gas Projects
We currently conduct our acquisition, exploration and development activities in Texas, Louisiana, Mississippi, Arkansas, Oklahoma, Alabama and New Zealand. To date, we have acquired interests in 12 oil and gas projects consisting of an aggregate of approximately 536,000 gross acres. A description of our principal projects is provided below.
Vicksburg Project
We own non-operated working interests in twelve wells that are producing or capable of production, and the associated leasehold that range from 2.8125% to 7.5%. These interests are owned through our wholly-owned subsidiary Cygnus Texas Properties, Inc. Our productive and non-productive leasehold interest encompasses over 4,000 acres overlying the Oligocene Vicksburg Formation. This formation is located in the southern part of the U.S. Gulf Coast and is believed to contain petroleum reservoirs in the Rio Grande embayment. This region encompasses South Texas in Starr and Hidalgo Counties. Depths for the prospects range from approximately 6,000 to 11,000 feet. We will continue to develop the probable reserves in the project.
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

Stent Project
We own an approximate 18.56% non-operated working interest in Petroleum exploration permit 38722 in the Taranaki Basin in the form of a beneficial interest held and administered by the operator. The Taranaki Basin lies offshore along the western side of New Zealand’s North Island, a premier hydrocarbon province in New Zealand. The Stent Prospect consists of approximately 96,000 acres located onshore on the southern tip of the Taranaki basin. Discovery Geo is the operator of the underlying prospects. The initial test well was unsuccessful and we expect to abandon this prospect. The permit will expire by its own accord in January, 2007.
Awakino South Project
We own a 5.95% non-operated working interest in Petroleum Exploration Permit 38479 in New Zealand in the form of a beneficial interest held and administered by the operator. The Awakino Concession contains approximately 380,000 acres and includes the Awakino South Prospect and the Kahu Prospect. The Awakino South Prospect, or the “Big Bump,” is a large structure that folded Eocene-aged sediments above a late Tertiary-aged thrust fault. The objectives for the prospect are shallow marine sandstones of the Kapuni Group, which is the main producing interval in the basin. The Kahu Prospect, or the “Floor Fan,” is believed to be a shelf-bypassed turbidite sequence positioned basin-ward off the Awakino South Prospect. Depths for each of these prospects are estimated to be at approximately 9,000 feet. Discovery Geo is the operator of the underlying prospects. The prospect is currently scheduled for initial drilling in March, 2007.
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
Martinez Ranch Project
We own a non-operated 15% working interest in three producing wells and the associated leasehold in approximately 1,600 acres in Zapata County in South Texas. We will continue to produce the existing reserves in this project.
Las Palomas Project
We own a non-operated 4.85% working interest in three wellbores and the associated leasehold in approximately 1,425 acres in Zapata County in South Texas. The prospect is operated by ConocoPhillips. Two wells are currently producing, with the third shut in for evaluation. A fourth well was competed and is producing from the Wilcox-Perdido formation.
Good Friday Project
We own a non-operated 10.56% working interest in one wellbore and the associated leasehold in approximately 2,000 acres in Zapata County in South Texas. The well is shut in for evaluation.
Vela Project
We own a 15.84% non-operated working interest in one wellbore and the associated leasehold in approximately 260 acres in Zapata County, Texas. The Vela #1, which was previously producing, was plugged and abandoned..
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

Fayetteville Prospect
We own a 45% non-operated working interest in approximately 125,000 gross acres and 113,000 net mineral acres in in Woodruff, Monroe and St. Francis counties overlying the Fayetteville Shale in the Arkoma Basin. In the Fayetteville prospect, four wells, operated by others, have been drilled and tested. The first two wells, Williamson Bros. #1-36H and the Byers #1-3H, are not presently on production and are awaiting additional testing procedures. The third well, the Morris #1-3H spudded in July, 2006, was drilled to a total depth of 6,883 feet. The well was plugged and abandoned after evaluation of the logs. The fourth well, Lovett 1-7, was drilled and reached total depth of 5,365 feet in early September, 2006. The well logs identified four zones that the Company desires to complete and test.
Chitterling Prospect
We own an approximate twenty percent (20%) non-operated working interest in eight hundred acres in Escambia County, Alabama. Drilling is anticipated to commence some time in late 2006 or early 2007..
Results of Operations
Revenues
Revenues consist of fees generated from the operation of various oil and gas wells for which we or our wholly-owned subsidiaries served as the operator or from sales of oil and gas projects in which we have a majority interest.
We generated $189,906 of revenue during the three-month period ended September 30, 2006 as compared to $46,361 during the three-month period ended September 30, 2005. The $143,545 increase in revenues was due to an increase in sales of oil and gas offset by a decrease in revenue generated as an operator.
We generated $931,647 of revenue during the nine-month period ended September 30, 2006 as compared to $240,211 during the nine-month period ended September 30, 2005. The $691,436 increase in revenues was due to an increase in sales of oil and gas offset by a decrease in revenue generated as an operator.
Exploration Expenses
Exploration expenses consist of geological and geophysical costs, exploratory dry hole expenses, and other exploration expenses. Exploration expenses were $1,241,543 during the three-month period ended September 30, 2006 as compared to $2,527 during the three-month period ended September 30, 2005. The increase was almost entirely due to expensing of the Morris #1-3H as an exploration dry hole in the current period.
Exploration expenses were $4,779,616 during the nine-month period ended September 30, 2006 as compared to $54,702 during the nine-month period ended September 30, 2005. The increase in exploration expenses was mainly due to the acquisition of certain two and three-dimensional seismic data and the expensing the Morris #1-3H as an exploration dry hole.
Operating Expenses
Operating expenses were $107,919 and $427,981 for the three and nine-month periods ended September 30, 2006, respectively. We did not have any reportable operating expenses for the same periods in 2005 because we owned our working interest through limited partnerships and limited liability companies. We changed our Company structure in the fourth quarter of 2005, whereby we now directly own our working interest in the oil and gas properties.
Share Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). As a result, the company incurred stock based compensation cost of $279,570 and $847,393 for the three and nine months ended September 30, 2006.

Depreciation and Depletion
Depreciation and depletion expenses were $132,756 and $716,965 for the three and nine-month periods ended September 30, 2006, respectively. We incurred nominal depreciation and depletion expenses during the three and nine-month periods ended September 30, 2005. The increase was due to the change in which we own working interests in our wells. We now own our working interest directly rather than through limited partnerships or limited liability company holdings.
Loss From Limited Partnerships
As a result of the reorganization of the Company during the fourth quarter of 2005, there were no losses from limited partnerships or limited liability companies during the three and nine-month period ended September 30, 2006.
Impairment of Oil and Gas Properties and Equity Investments
We review our long-lived assets, including our oil and gas properties and equity investments, whenever events for impairment or circumstances indicate that the carrying value of those assets may not be recoverable. We had an impairment charge of $1,379 to the carrying value of certain oil and gas properties during the three-month period ended September 30, 2006 compared to an impairment charge of $446,233 during the same period a year ago.
We had a impairment charge to the carrying value of certain oil and gas properties of $293,754 for the nine-month period ended September 30, 2006 as compared to an impairment charge associated with the carrying value of our Mississippi properties of $1,185,684 for the nine-month period ended September 30, 2005.
General and Administrative Expenses
General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses were $1,640,752 for the three-month period ended September 30, 2006 as compared to $623,422 for the three-month period ended September 30, 2005. The $1,017,330 increase was due primarily to professional fees and payroll costs related to the growth of the Company.
General and administrative expenses increased $2,611,095 to $5,037,839 for the nine months ended September 30, 2006 from $2,426,744 for the nine months ended September 30, 2005. The increase was due primarily to professional fees and payroll costs related to the growth of the Company.
Interest Expense
Interest expense consists of certain non-cash charges and interest accrued on our various debt obligations. We incurred $864,531 of interest expense during the three-month period ended September 30, 2006 as compared to $496,464 during the three-month period ended September 30, 2005. The interest expense consisted of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business and of non-cash charges associated with beneficial conversion features and ascribed value of attached warrants on convertible debt. The increase of $368,067 in interest expense for the three month period reflects the higher average borrowings following the issuance of $22,000,000 of 7-1/2% senior convertible notes in April 2006.
We incurred $1,800,419 of interest expense during the nine-month period ended September 30, 2006 as compared to $1,600,697 during the nine-month period ended September 30, 2005. The interest expense consisted of interest accrued under our various term debt obligations issued for the purpose of funding our oil and gas exploration and development business and of non-cash charges associated with beneficial conversion features and ascribed value of attached warrants on convertible debt. The increase of $199,722. in interest expense for the nine-month period reflects the higher average borrowings following the issuance of $22,000,000 of 7-1/2% senior convertible notes in April 2006, partially offset by lower interest rate in the current period.

Minority Interest and (Profits) Losses
Minority interest consists of the aggregate profits and losses from the operations of each of our consolidated subsidiaries (entities in which we own greater than 50% of the outstanding equity interest) allocated to our minority interest holders if we do not own 100% of the interest in the consolidated subsidiaries. We recorded minority interest loss add backs of $6,062 and $301,548 for the three and nine month periods ended September 30, 2005, respectively. We did not record any minority interest add backs in the three and nine month periods ended September 30, 2006 due to our withdrawal of investment in the consolidated subsidiaries in which we did not own 100% of the ownership interest during the fourth quarter of 2005.
Liquidity and Capital Resources
Net cash used in operating activities was $5,606,191 for the nine-month period ended September 30, 2006 as compared to net cash used in operating activities of $2,082,459 for the nine-month period ended September 30, 2005. The $3,523,732 increase in cash used in operating activities was primarily due to an increase in general and administrative expense, increases in various prepaid expenses and increase in joint interest receivables due to the commencement of drilling activities from our wholly-owned subsidiary in our Checotah Prospect.
Net cash used in investing activities was $21,133,690 for the nine-month period ended September 30, 2006 as compared to net cash used in investing activities of $4,233,221 for nine-month period ended September 30, 2005. The $16,906,469 increase in cash used in investing activities was primarily due to increased purchases of oil and gas interests and drilling costs of $20,671,401 primarily related to in our Fayetteville shale project, which amounts were offset by a decrease in investments in limited partnership interests and limited liability companies of $3,559,820, as we shifted our focus away from making such investments in 2006.
Net cash provided by financing activities was $23,137,257 for the nine-month period ended September 30, 2006 compared to $10,477,554 for the nine-month period ended September 30, 2005. The amounts in both periods represent mostly net proceeds from sales of our debt and equity securities.
At September 30, 2006, we had a working capital deficit of $4,742,102, compared to a working capital deficit of $677,494 at September 30, 2005. The $4,064,608 net decrease in working capital was due primarily to a decrease resulting from accrued drilling cost of $3,765,507 offset by an increase in prepaid drilling of $2,216,541 attributable to our Fayetteville shale project, a decrease due to recognizing the registration penalty of $2,416,769, an increase due to payoff of the convertible debentures in the amount of $3,050,000, an increase of a net $798,028 in joint interest activity as a result of withdrawing as operator of our south Texas properties and a decrease in cash of $3,725,692.
On April 4, 2006, the Company closed a private placement transaction exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended, pursuant to a Securities Purchase Agreement dated April 4, 2006 with certain accredited investors. Pursuant to the Securities Purchase Agreement, the Company issued securities in the form of (i) Convertible Notes in aggregate principal amount of $22,000,000 and, subject to the terms and conditions set forth therein, convertible into shares of the Company’s Common Stock, (ii) Series A Warrants to purchase up to 12,971,700 shares of Common Stock with an initial per share exercise price of $1.06 subject to adjustment, and (iii) Series B Warrants to purchase up to 8,301,888 shares of Common Stock with an initial per share exercise price of $1.38 subject to adjustment. The Series B Warrants are not initially exercisable and only become exercisable upon a mandatory conversion of the Convertible Notes conducted by the Company. The Warrants expire on the fifth anniversary of the closing date of the Securities Purchase Agreement.
We used a portion of the proceeds from this offering to repay the DDH Note and the Trident Note.
We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.
We will need significant funds to meet capital costs and drilling and production costs in our various oil and gas projects to explore, develop, produce and eventually sell the underlying oil and gas reserves. Specifically, we expect to incur capital expenditures, and production and other costs of approximately $18.6 million for the next twelve months.
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
We will need a total of approximately $36.4 million to execute our 2006 revised business plan, repayment of debt, satisfy capital expenditures, and pay drilling and production costs on our various interests in oil and gas prospects for the calendar year 2006. Of this amount, we will need approximately $27.0 million for capital calls and production costs with respect to our various jointly owned properties, repay $3.0 million of existing debt and approximately $6.4 million for general corporate expenses for the 2006 calendar year. We closed a private placement offering in January 2006, which generated $5.9 million net proceeds. In addition we closed a private placement transaction described above on April 4, 2006 generating $20.1 million in net proceeds. We expended the majority of these funds for the purposes described above and have approximately $.3 million on hand as of November 1, 2006. Accordingly, we will be required to raise approximately $11 million in additional funds through sales of our securities or otherwise to sustain operations at current levels and satisfy our existing financial obligations. In the event we experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the foregoing amounts through December 31, 2006. Based on our available cash resources, cash flows that we are currently generating from our various oil and gas properties, and projected cash flows that we expect to generate from our various oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such term debt payments, and operate at current levels through December 31, 2006. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.
The Company is currently negotiating with third parties for additional cash to fund operations. The outcome of these negotiations is uncertain at this time.
Off-Balance Sheet Arrangements
As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Critical accounting policies are defined as those significant accounting policies that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgment often because of the need to make estimates about the effects of inherently uncertain matters. We consider an accounting estimate or judgment to be critical if: (i) the nature of the estimates and assumptions is material because of the subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended September 30, 2006, a 10% fluctuation in the prices for natural gas and oil production would have had less than an approximate $0.1 million impact on our revenues.
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

On October 10, 2006, LJ Soldinger Associates LLC, our prior independent registered accountants, provided a management letter addressed to our Audit Committee Chairman which identified a number of significant deficiencies that it considers to be material weaknesses in our internal control over financial reporting that were discovered during its audit of our financial statements for the year ended December 31, 2005. Many of the issues identified by the auditors had been addressed prior to receipt of the management letter. Actions to be taken by management have been outlined above. The significant deficiencies noted were: (a) inability to timely and accurately close books and records at the end of each reporting period; (b) insufficient number of accounting and financial personnel with expertise in the oil and gas industry; (c) insufficient number of accounting and land personnel to insure that leasehold acquisition transactions are properly finalized and recorded; (d) lack or coordination between the Company’s petroleum engineers, land department, and accounting department to insure that the correct assumptions and data are provided to the independent petroleum engineers preparing the reserve study; (e) perfecting title of royalty owners to release suspended royalty revenue; and (f) establish policies to ensure its personnel accurately interpret and fully comply with all joint operating agreements. We expect the forging actions and controls to fully be in place by no later than the end of the first quarter 2007.
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
Changes in our internal controls and actions taken during 2006 to address deficiencies as noted above include:
•	hiring a Chief Operating Officer, Chief Financial Officer and a Financial Controller;

•	increased the number of qualified accounting and financial personnel;

•	implemented a closing and financial reporting timeline to insure complete, accurate and timely process of closing the financial records for each reporting period;

•	conduct a detail review and approval of all transactions to detect and correct and errors, if necessary;

•	review the recording and classification of unproved and proved oil and gas properties;

•	discuss with operational personnel the status of wells to determine if any impairment adjustments are required;

•	controls implemented regarding expenditure approval and cash receipt and disbursements;

•	implementation of controls related to budgeting and capital expenditure approvals;

•	improved segregation of duties within the organization;

•	engaging an independent, industry recognized reservoir engineering firm to perform an audit of our oil and gas reserves;

•	obtaining direct ownership of our working interests in order to eliminate any reliance on the management and accounting functions of the limited partnerships and limited liability companies in which we have an interest.

PART II. OTHER INFORMATION
Item 1. Legal Proceeding
We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.
Item 1A. Risk Factors
Developing our current properties and expanding our operations will require significant capital expenditures, which we may be unable to fund.
Our business plan contemplates developing our remaining exploration properties and expanding our business by acquiring additional oil and gas properties. Our plan of operations for the next six months anticipates capital spending of approximately $12.0 million. However, our current funding will only sustain our operations through the beginning of the fourth calendar quarter of 2006. We plan to obtain the additional funding we need through the debt and equity markets. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of this recent transaction.
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

CYGNUS OIL AND GAS CORPORATION (Registrant)
Date: November 14, 2006	/s/ Roger L. Abel
Roger L. Abel
President and Chief Executive Officer (Principal Executive Officer)

CYGNUS OIL AND GAS CORPORATION
Date: November 14, 2006	/s/ Stephen C. Haynes
Stephen C. Haynes
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.